Form 10KSB
period 1999-12-31
R TEC TECHNOLOGIES INC
filed 2000-04-14
CIK 1077890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual report under section 13 or 15 (D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

       [ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                            R-TEC TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                 New Jersey                                22-3615979
            (State or other jurisdiction of        (I.R.S. Employer Identi-
             incorporation or organization)           fication No.)

               37 Ironica Road, Flanders, NJ              07836
            (Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:         (973) 252-5233

Securities registered under
Section 12(b) of the Exchange Act:        Name of exchange on which registered

    None                                                      N. A.

Securities registered under
Section 12(g) of the Exchange Act:

   None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._____________

The issuer had no revenue for the most recent fiscal year, ending December 31, 1999.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 10, 2000, was approximately $1,315,840.

The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of April 10, 2000, was 3,197,410.

                     Transitional Small Business Disclosure
                               Format (Check One)
                                  Yes____ No X

Part I

Item 1.  Description of Business

History of Our Company

         R-Tec was incorporated under the laws of the State of New Jersey on October 22, 1998. R-Tec has no significant assets with the exception of its patents. Its activities have been limited to organizational matters, product research, developing a corporate business plan, patent filings, negotiating license agreements and the preparation and filing of the registration statement and sales of its own securities.

Our Business

         R-Tec was formed to develop and manufacture reactive paints and other products to coat pipe junctions. Once sealed with the paint, gas escaping through the painted junction, causes a chemical reaction resulting in a visible color change of the paint.

         For example, during the manufacture and installation of air conditioning and refrigeration systems, the manufacturer or installer may apply our product, R-Tect 22, to the joints of the system. R-Tect 22 placed externally on the system, waits for leaking gas to pass through it. When a leak occurs at a coated joint, the blue paint should change to a bright florescent yellow, identifying a leak from the inside out. R-Tect 22 does not react with gases in the air surrounding the pipe. Thus, the exact location of the leak is identified. R-Tect 22 not only detects gas leaks from a system, but also we believe, based on the tests we have performed, neutralizes limited amounts of the chloroflurocarbons passing through the paint by removing the chlorine and fluoride from the gas, making the gas inert and possibly harmless to the ozone layer. Freon gas is also trapped in our paint as it escapes from the leaking pipe. A chemical which reacts with the freon causes it to change its structure through a polymer which traps the chemical and prevents the release of harmful gases into the air.

     In addition, R-Tect 22 may react to the leak before significant refrigerant gas escapes from the system and the owner of the equipment experiences any failure or need to replace the gas, thereby reducing the need for further production of chloroflurocarbons. Although there are calls for reducing the
amount  of  chloroflurocarbon   production,   we  anticipate  that  due  to  the
overwhelming use of this product worldwide, these gases will be produced overseas and domestically until the year 2040.

         The first products we plan to make available for sale are:

   o R-Tec 22 reactive paint. R-Tect 22 is an external application paint designed to detect R-22 freon gas leaks in air conditioning units,
   o R-Tect 12 reactive paint, developed for automotive application to detect R-12 freon gas,
   o R-Tect carbon dioxide reactive paint developed as an external application paint designed to detect carbon dioxide leaks in pipe systems which contain gaseous or liquid carbon dioxide, and
   o R-Tect Natural Gas reactive paint developed as an external application paint which is designed to detect natural gas leaks in a variety of systems.

         Other products nearing the end of development are R-Tect 134A reactive paint, developed to detect R-134A, a gas in air conditioning applications. We expect R-Tect natural gas reactive paint, R-Tect carbon dioxide reactive paint and R-Tect 22 reactive paint to be available for commercial production in October 2000. R-Tect 12 reactive paint should be available in November 2000, along with R-Tect 134A reactive paint. However, no assurance can be given that commercial production will, in fact, occur on this timetable.

Item 2.  Description of Property

Facilities

         R-Tec's executive offices are located at 37 Ironica Road, Flanders, NJ 07836. Our rent is $2,175.25 per month plus utilities under a lease which expires on March 20, 2002. We also have an office and warehouse at 499 Van Brunt Street, Suite 4B, Brooklyn, New York 11231. Our rent for that space is $1,000 a month under a month to month lease.

     Management believes that R-Tec's existing offices may be unsuitable and inadequate for their future needs. In the future, we will continue to occupy present facilities. Later, we may purchase or lease a building which will contain our offices, warehouse, research and development laboratory, and manufacturing operation at one location or may outsource these functions. If we purchase our own facilities, we expect we will need a 50,000 to 75,000 square-foot facility. If we purchased a building, the cost is estimated to be between $2.5 million and $3.75 million. If we leased such a facility, the expected annual lease cost is estimated at $125,000-$200,000.

Item 3.  Legal Proceedings

We are both a defendant and counterclaimant to a lawsuit filed in the Superior Court of Morris County, New Jersey. The Complaint was filed on January 13, 2000 and the answer and counterclaim on February 22, 2000. On March 9th an amendmed complaint was filed. IBS Interactive, Inc., is the plaintiff. The complaint is for unjust enrichment and breach of contract for non-payment of services regarding the Company's web site in the amount of $120,129. The counterclaim is for business disruption, economic loss, breach of contract and the Unfair Debt Collection Practices Act.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of R-Tec's security holders during the fourth quarter of R-Tec's fiscal year.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our registration statement went effective with the SEC on November 12, 1999. Sales began on January 7, 2000. R-Tec's initial public offering is ongoing. There is no public market for our stock.

The approximate number of holders of record of common stock is 299. No dividends have been declared to date. The future dividend policy will depend upon R-Tec's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Special Note Regarding Forward Looking Statements

This annual report on Form 10-KSB of R-Tec Technologies, Inc. for the year ended December 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business,and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, R-Tec expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; labor difficulties; competition for customers in the research and development industry; the performance of our products; the demand for our products; the successful commercialization of the R-Tect 22, R-Tect 12 and R-Tect carbon dioxide reactive paint products, progress in our product development efforts, the magnitude and scope of such efforts, the cost of contract manufacturing, cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference includes, but are not limited to, those discussed in "Special Note Regarding Forward-Looking Statements".

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

     During 1999, R-Tec was a development stage company engaged in the acquisition and development of patented technology, the development of a business plan, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public ofering is for 1,250,000 shares of common stock to raise a maximum of $10,000,000. Since sales commenced, we have sold 164,480 shares and raised $1,315,840. We intend to close our offering soon and apply to trade on the over-the-counter bulletin board. As of April 7, 2000, we have not commenced operations and have been focusing our efforts on our initial public offering. Once we close our initial public offering, we will focus on our business plan set forth below

         In order to achieve profitable operations, we will have to successfully manufacture, distribute and commercialize our initial products. We will also have to secure all intellectual property rights. For these reasons it is difficult for R-Tec to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

Plan of Operation

Two-Phase Business Plan

         Our business plan is based on implementing our strategy in two phases:

   o Phase 1 - Establish Manufacturing and Distribution Relationships and Begin Distribution of Three Initial Products, and
   o     Phase 2 - Expand Product Lines.

The key elements of each phase of our strategy are described below:

         Phase 1 - Establish Manufacturing and Distribution Relationships and Begin Distribution of the Three Initial Products

R-Tec's primary strategic goals for Phase 1 are:

   o    The selection of appropriate manufacturing and distribution partners.
   o The commencement of commercial distribution of our reactive paint products.
   o R-Tect 22 freon leak detecting coating. Development of this product is complete.
   o R-Tect 12 freon leak detecting coating. Development of this product is complete.
   o R-Tect carbon reactive paint. Development of this product is expected to be complete by December, 2000 at an additional cost of $50,000.

     During Phase 1, we will incur significant operating expenses. We do not expect to generate significant operating revenues for a period of at least six months after the completion of our offering.

         During Phase 1 R-Tec will require manufacturing facilities, office space and warehouse space. These facilities may be purchased or leased and the manufacturing may be outsourced. We anticipate that we will remain in our existing office space for the coming year but will be required to expend additional funds on manufacturing and on warehouse space.

Manufacturing and Distribution Relationships.

         One of R-Tec's Phase 1 goals is to establish beneficial relationships with strategic manufacturing and distribution partners. With this strategy, we hope to eliminate the need to build a large and costly production and sales infrastructure and to benefit from the inclusion of our products in our partners' marketing efforts.

         R-Tec has entered into a manufacturing contract with Anscott Chemical Industries, Inc., a nationally recognized manufacturer of chemical products located in Wayne, New Jersey.

         Anscott will be the exclusive manufacturer of our leak detection products; R-Tect 12, R-Tect 22, and R-Tect carbon dioxide reactive paints. The agreement is for five years. The rights granted to Anscott under the agreement are limited to these three specified products and to the United States. Anscott's exclusivity rights with respect to R-Tect carbon dioxide reactive paint is further limited to the dry cleaning industry. Anscott will manufacture our products based on purchase orders received from R-Tec. R-Tec intends to locate a quality control technician employed by us at Anscott's offices, but there is no provision in our contract with Anscott which requires Anscott to accept such supervision.

         We reached a distribution agreement with Motors & Armatures on March 26, 1999. Motors & Armatures is believed to be one of the largest distributors of air conditioning, refrigeration, and heating parts and supplies to wholesalers and original equipment manufacturing accounts in the U.S. It sells primarily to North America.

         Motors & Armatures has placed an initial order for 5,000 kits of R-Tect 22 reactive paint at $44.00 per kit. We believe that Motors & Armatures will distribute R-Tect kits for R-Tect 12, R-Tect 22, and later R-Tect 134A reactive paints, primarily to organizations that will in turn sell them to air conditioning or refrigeration contractors. The original anticipated delivery date of R-Tect 22 to Motors & Armatures of October 31, 1999, was extended to February, 2000. That date has been extended again until after we commence operations. Motors & Armatures has advised us that it intends to create artwork for our products which it will be distributing and intends to hire an exclusive representative to work on the R-Tect product line. This specialist will travel with Motors & Armatures' sales representatives to train and educate its clients in the use of our products. Motors & Armatures has orally represented to us that it has allocated $156,000 for advertising in the first year for R-Tec's products and that it will also provide a direct mail campaign to reinforce the advertising program.

         Motors & Armatures has proposed a six month test marketing program to determine the volume level of sales. It intends to promote R-Tec's products as both, leak detectors, and as preventative maintenance products.

         R-Tec's Efforts To Expand Commercial Use of Initial Products.

     During Phase 1, R-Tec also intends to pursue direct sales to end-users and the original equipment manufacturing market. We will also complete research and development of our remaining initial products and will pursue marketing of these products. Potential users include public utility companies, automotive, marine, aviation, aerospace companies, and commercial real estate owners and developers. We have met with one utility company, Brooklyn Union Gas Utility. No sales have resulted from that meeting. Other utility companies have expressed an interest in the product. We plan to meet with Public Service Electric & Gas and Con Edison Public Utilities once we close our offering. We have also identified government agencies and municipalities where our products can reduce maintenance, overhead and provide another means to detect harmful gases. We also intend to pursue licensing arrangements with select end-users.

         We believe a marketing opportunity will also develop with insurance companies that underwrite risk associated with gas explosions. R-Tec will introduce its products to these insurance companies and will attempt to persuade them either to mandate the use of R-Tec's reactive paint products or to provide financial incentives, such as discounted insurance rates, to companies that utilize R-Tec's detection products.

         We believe that a marketing opportunity will develop for the use of R-Tec's reactive paint products to detect natural gas and propane leaks. Specifically, during the installation of a gas pipe, the installer could apply our paint to pipe joints. Property owners could also apply our reactive paint to pipe joints in existing structures. If natural gas or propane leaks through a stress crack, the paint is designed to change colors, indicating a leak, and warning anyone who examines the pipe joint.

         We also believe a market may exist for our reactive paint products in chemical plants. Chemical plants utilizing our reactive paint products could reduce the chance of significant damage caused by a toxic chemical or gas leak by applying our products to pipe joints in their manufacturing facilities.

         We also believe our reactive paint products could be used in the aerospace and aviation markets. We believe that aircraft utilizing our reactive paint products could possibly avert disasters caused by gas and fluid leaks if, during a routine inspection, a mechanic notes a change in color of the paints applied to pipe joints aboard the aircraft. Should there be a leak, it could be detected and repaired prior to the aircraft taking off.

         It is possible, though unlikely, that our paint could be caused to change color due to exposure to some other substances or gas from another source. A false positive reading due to ambient gases is minimized by the use of a clear polymer coating, which encases each of the R-Tec paints. When properly applied, the paint's impermeable coating serves to ensure that only gas leaking from the protected source can contact the reactive paint and therefore cause a positive reading. None of the testing conducted to date has indicated any variance of responsiveness of R-Tec's products to geographic area or weather conditions, such as humidity, air pressure or smog level.

Phase 2-Expand Product Lines and Expand Internal Sales

         R-Tec does not anticipate entering Phase 2 in our first year of operations. R-Tec anticipates that it will add product lines in Phase 2 which will be marketed to the users identified in Phase 1. R-Tec will continue to pursue new business with public utilities by developing new products which address specific needs with the industry.

         The speed with which we can develop, introduce, test market and expand sales of the additions to the R-Tec product line will determine the timing of the realization of our Phase 2 goals. This phase will be characterized by new product introductions, test marketing, expanded sales efforts, and industry driven mandates for the use of R-Tec products.

         During Phase 2, in addition to manufacturing facilities, office space and warehouse space required during Phase 1, R-Tec will require laboratory facilities for product development.

         During Phase 2, R-Tec will develop additional gas detection coating products.

   o R-Tect ethylene detector. The estimated development time is 90 days at an approximate cost of $70,000.
   o R-Tect propane reactive paint. The estimated development time is 90 days at a cost of approximately $100,000.
   o R-Tect natural gas reactive paint. The estimated development time is 90 days at an estimated development cost of approximately $200,000.
   o R-Tect SF6 detector. The estimated development time is 90 days at an estimated development cost of approximately $200,000.
   o R-Tect 134A, a freon detecting coating designed for the automotive, air conditioning and refrigerator contractors market. The estimated development time is 180 days at an approximate cost of $55,000.
   o R-Tect 410, a freon detecting coating designed for the residential and commercial air conditioning and refrigerator contractors market. The estimated development time is 180 days at an approximate cost of $55,000.

     R-Tec intends to initially develop only R-Tect propane reactive paint during this Phase. Further funding will be necessary to develop additional products.

Other Potential Applications Of R-Tec's Detection Technology.

         Following the development of the products discussed above, R-Tec intends to develop coatings which detect the following gases. The development time and cost for each project has not been estimated by R-Tec. R-Tec's ability to develop additional gas detection products will be dependent upon the proceeds from it offering and the amount of funds available, if any, from operations.

Ammonia                    Chlorine                  Methane
Butane                     Ethane                    Methyl Mercaptan
Carbon Monoxide            Isobutane                 Sulphur Hexaflouride
Acetylene                  Carbon Sulfide            2-Methylpropene
Acetyl Fluoride            Carbon Tetrafluoride      Nitric Oxide
Allene                     Hexafluoropropane         Nitrogen
Arsine                     Hydrogen                  Nitrous Oxide
Boron Trichloride          Hydrogen Chloride         Other Refrigerants
Boron Trifluoride          Isobutylene               Phosgene
Bromotrifluoromethane      Methyl Ether              Propene
1,3-Butadiene              Methanethiol              Sulphur Dioxide
2-Methylpropane            Trimthylamines

               We also intend to research the feasibility of using a small strip across the top of wrapped chicken parts and meat as a means of measuring freshness. This fine lined strip would be the color green, indicating the chicken is fresh. If this strip turns red, this would indicate that the chicken is diseased or tainted with salmonella. This would alert both the retailer and the consumer to the presence of a disease that might not have been detected without this safety strip.

         We plan to work with utility companies on the detection of SF6 gas. This gas is used as an insulator in transformers and takes the place of harmful PCBs. When these gases leak out of a transformer, they may cause the electricity passing through the gas to spark and cause an explosion. Currently, the only way the utility company can detect a leak is when the transformer explodes and it must be replaced at great cost to utility companies and the consumer. R-Tec proposes that when a transformer is assembled, the utility company place a strip of our paint around the top of the transformer so that utility workers will be able to easily detect a change in the color of a transformer hanging on a utility pole, if a leak occurs.

Blood Gases

          R-Tec believes there may be an interest in the use of our technology in the field of blood gases. Blood travels from the heart to the lungs, liver, kidneys and other major organs. During this trip it is carrying a percentage of oxygen, carbon dioxide and certain other metabolic gases. However, when there is a restriction in this flow, possibly due to coronary artery disease, the heart and lungs are unable to supply the proper amount of oxygen to the blood. Therefore, the oxygen level begins to decrease and the carbon dioxide level will increase.

         R-Tec believes that by detecting gas on a molecular basis at the rate of 10 to the 64th power, the medical field may have the ability to detect a change in the amount of carbon dioxide in the blood. This may help patients with a family history or high risk of heart attacks or strokes to possibly know if they have a serious medical condition. For example, a person might be able to rub some gel on their wrist once a month. This gel would consist of a form of R-Tec's product and dimethyl sulfoxide, a substance that carries medicine into the body. If the blood flowing through the arterial arteries has a higher than normal level of carbon dioxide, which is indicative of a restriction of blood flow and oxygen, the gel would turn from one color to another, possibly warning the individual that they may be within weeks of suffering a stroke or heart attack. This pre-warning system would allow a person to seek medical attention and relieve the arterial restriction before suffering the damage caused by a heart attack or stroke. Since smog does not affect a person's arterial blood gas level because the level of these gases is maintained internally, there is little likelihood of external factors affecting the potential product.

Los Alamos National Laboratory

         Los Alamos National Laboratory, (developers of the atomic weapons program), has requested a sample of our leak detection products. R-Tec intends to explore the possibility of using its technology for the carbon dioxide experimental facility at Los Alamos.

Employees

         R-Tec currently has three full-time employees. Two full time employees are officers and directors, and one is clerical. Additionally, R-Tec has retained the services of the following on a part-time basis: two scientists, five clerical, secretarial or accounting personnel and one consultant and director. We expect to hire two or three additional employees, for a total of six full-time employees.

Patent

         R-Tec's gas detecting coating technology is the invention of Robert J Verdicchio, Stewart R Kaiser, and Shawn Walsh. Their invention is protected by U.S. patent #5783110, issued July 21, 1998, entitled, Composition for the Detection of Electrophilic Gases and Methods of Use Thereof. The patent describes a coating which detects gases, such as chlorodifluoromethane or carbon dioxide, which are attracted to electrons. Upon contact with such gases, protons are exchanged between the gas and the paint. The loss or gain of protons causes a dye incorporated in the paint to change color, indicating the presence of gas. R-Tec also has two pending U.S. patent applications which, if granted, would expand the scope of present patent. R-Tec has foreign patent applications pending in 32 countries.

Patent Valuation

         The original patent has been appraised by Intellectual Property Valuators of Sandown, South Africa. The appraiser concluded that the patent has a value of $31,977,000.

Governmental Regulations And Industrial Standards

         We believe based on the opinion of our consultant who is also a director, that our products presently comply with any applicable material governmental health and safety regulations and standards. However, there can be no assurance that our products will comply with all applicable regulations and standards in the future. Because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that we will be able to comply with all future regulations or industry standards.

Our Wholly Owned Subsidiary, Ripefully Yours, Inc.

     Ripefully Yours, Inc., was incorporated on July 26, 1999. On February 22, 2000, the Certificate of Incorporation for Ripefully Yours, Inc., was amended to issue all of the outstanding stock to R-Tec.

     Ripefully Yours, Inc., was formed to produce and market a product that would remove odors and Ethyelene gas that is naturally produced in your refrigerator by the combination of fruits and vegetables. The product was tested by SGS U.S. Testing Laboratories in New Jersey and found to be effective. Ripefully Yours, Inc., has entered into an agreement with Pac-Rite in Passaic, New Jersey to manufacture and distribute the product. The product has been offered to 50 super market chains in the Northeast. Based upon discussion with those chains, we believe that the product will be sold in over 1,000 stores in the next six months.

Capital Resources

         We will increase our expenditures in the coming year with the continued development and commercialization of our products. In 2000 we will begin implementation of Phase 1 of our business plan. Additional costs will be added for outsourcing manufacturing operations or for leasing or purchasing manufacturing facilities. In addition, we will incur costs for the distribution and marketing of our three initial products. Our subsidiary will incur similar expenses for the manufacture and distribution of its initial product.

     Additional resources of R-Tec have been allocated to provide salaries for our officers. We are currently committed to two, five year employment contracts which provide for salaries of $50,000 plus a bonus payment. The agreements commenced in September 23, 1999 when we sold the minimum number of units in our public offering.

         On December 7, 1999, we entered into a best efforts agency agreement with Thornhill Group, Inc. of Boca Raton, Florida, under which Thornhill agreed to act as exclusive placement agent for our offering. The agreement provides that Thornhill will be paid:

   o 9% of the gross proceeds of the public offering as commission.
   o 2.25% of the gross proceeds of the public offering as a non-allocable expense allowance.
   o Warrants to purchase 12,500 shares for $13.20 per share for every $1,000,000 in gross proceeds raised by the Company. The warrants will be restricted from sale, transfer, assignment or hypothecation for one year from January 7,2000, except to officers or partners (but not directors) of Thornhill and members of any selling group or their officers or partners.

     R-Tec believes that it has reached a subsequent agreement with Thornhill Group, Inc., pursuant to which Thornhill will be paid $50,000 in satisfaction of all compensation due in connection with R-Tec's public offering.

     The patent covering R-Tec's proprietary technology was assigned to us by Muriel Kaiser. Mrs. Kaiser is the mother of Stewart Kaiser and Nancy Vitolo's mother-in-law. Ms. Vitolo is the wife of Stewart Kaiser. In consideration for the patent, we executed a promissory note in favor of Mrs. Kaiser. Pursuant to the promissory note, R-Tec was obligated to pay $850,000 payable in full within thirty (30) days of the completion of its offering. By letter agreement dated July 2, 1999, Mrs. Kaiser agreed that in the event 625,000 shares were not sold by January 10, 2000, payment would be made by R-Tec's execution of a promissory note for $850,000 due and payable in equal quarterly payments over a five-year period at 6% interest. On September 28, 1999, the note was further modified by providing for payment of $400,000 of the total due by the issuance of 100,000 R-Tec shares with the remaining $450,000 being due within thirty days of R-Tec selling $2,000,000 of its shares in its offering. On or around March 16, 2000, 100,000 shares were issued and $450,000 was paid in full satisfaction of the purchase obligation.

     R-Tec had previously executed an agreement in favor of Philip Lacqua, Nancy Vitolo and Marc M. Scola under which R-Tec agreed to reimburse Mr. Lacqua, Ms. Vitolo and Mr. Scola for all expenses advanced by such individuals prior to and after the date of R-Tec's incorporation. Such expenses include, but are not limited to, attorneys' fees, accountant fees, office leases, advertising, travel, and general expenses of its offering. On May 26, 1999, sums due Mr. Lacqua, Ms. Vitolo and Mr. Scola were reduced or reclassified as equity.

Item 7.  Financial Statements


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors,
R-Tec Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of R-Tec Technologies, Inc. (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception (October 22, 1998) through December 31, 1998 and for the period from inception (October 22, 1998) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (October 22, 1998) through December 31, 1998 and for the period from inception (October 22, 1998) through December 31, 1999 in conformity with generally accepted accounting principles.


/s/ James Moore & Co., P.L.
Gainesville, Florida
March 29, 2000

                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               December 31,
                                                                  1999
                                                               ------------
Current assets

  Cash and cash equivalents                                   $          448
                                                                 -----------
Office equipment, net of accumulated
  depreciation of $2,524                                               6,860
                                                                 -----------
Other assets

  Patent, net of accumulated amortization of $49,841                 829,744
  Deferred offering costs                                            365,888
  Deposits                                                             2,000
                                                                 -----------
         Total other assets                                        1,197,632

                                                                ------------
Total Assets                                                   $   1,204,940
                                                                ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable and accrued expenses                        $     135,308
  Due to stockholders                                                284,491
  Notes payable                                                      505,250
  Convertible note payable                                            20,000
                                                                 -----------
           Total current liabilities                                 945,049
                                                                 -----------
Common stock payable                                                 428,000
                                                                 -----------
Commitments and contingencies (Note 3)

Stockholders' equity

  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 2,916,666 shares issued and
    outstanding                                                           29
  Additional paid-in capital                                         574,726
  Deficit accumulated during the development stage                  (742,864)
                                                                 ------------
           Total stockholders' equity                               (168,109)

                                                                 ------------
Total Liabilities and Stockholders' Equity                     $   1,204,940
                                                                ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.
                                      F - 2

                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Inception      Inception
                                                       (Oct. 22,      (Oct. 22,
                                         Year Ended       1998)          1998)
                                          Dec. 31,      Through         Through
                                            1999        Dec. 31,        Dec. 31
                                                         1998           1999
                                         ------------   ---------      --------


Revenues                                $       -      $     -      $        -
                                         -----------    ---------      --------
Expenses

  Administrative fees to stockholders       174,212      231,000        405,212
  Administrative and start-up               242,504        5,487        247,991
  Interest expense                           33,296        4,000         37,296
  Amortization and depreciation              52,365          -           52,365
                                        ------------    ---------      --------
           Total expenses                   502,377      240,487        742,864
                                        ------------    ---------      --------
Net loss                               $   (502,377)  $ (240,487)   $  (742,864)
                                        ============    =========      ========
Net loss per common share              $       (.17)  $     (.08)   $      (.25)
                                        ============    =========      ========
Weighted average common shares            2,916,666    2,916,666      2,916,666
  outstanding                           ============   ==========     =========




           The accompanying notes to consolidated financial statements are an integral part of these statements.



                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                             Additional                   During the       Total
                                                  Common Stock               Paid-In       Due from       Development   tockholders'
                                             Shares          Par Value       Capital      Stockholders      Stage         Equity
                                             ------          ----------       ----------   ------------    -----------   -----------

Initial capitalization, October 1998        2,916,666        $    -        $      -       $       -      $    -        $     -

Additional capital contributed by
  stockholders, October 1998 through
  December 1998                                   -               29          419,971        (96,160)          -           323,840

Net loss                                          -                -               -              -         (240,487)     (240,487)

                                           ----------         -----------  ----------      -----------      ----------     --------
Balance, December 31, 1998                 2,916,666              29          419,971        (96,160)        (240,487)      83,353

Additional capital contributed by
  stockholders January 1999 through
  December 1999                                  -                -           154,755          96,160             -        250,915

Net loss                                         -                -               -               -          (502,377)    (502,377)
                                           ----------         ----------    ----------      -----------   ------------  -----------
Balance, December 31, 1999                 2,916,666         $    29      $   574,726       $      -       $ (742,864)  $ (168,109)
                                           ==========         ===========   ==========       ===========    ===========   =========




           The accompanying notes to consolidated financial statements are an integral part of this statement.


                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash and Cash Equivalents

                                                                                                    Inception            Inception
                                                                                                  (October 22,          (October 22,
                                                                                                      1998)                 1998
                                                                                Year Ended            Through            Through
                                                                               December 31,          December 31,       December 31,
                                                                                   1999                1998                 1999
                                                                             ------------------   -----------------   --------------
Cash flows from operating activities

  Net loss                                                                      $(502,377)           $  (240,487)      $   (742,864)
                                                                                ----------           ------------         ---------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Unreimbursed expenses contributed to
        capital by shareholders                                                   117,462                231,000            348,462
      Common stock payable for services                                            28,000                     -              28,000
      Depreciation and amortization                                                52,365                     -              52,365
      Interest expense - amortization of
        discount on note payable                                                   31,250                  4,000             35,250
      Increase in deposits                                                         (1,000)                (1,000)            (2,000)
      Increase in accounts payable and
        accrued expenses                                                          128,161                    147            128,308
                                                                                ----------              ----------         ---------
           Total adjustments                                                      356,238                234,147            590,385
                                                                                ----------              ----------         ---------
        Net cash used in operating activities                                    (146,139)                (6,340)          (152,479)
Cash flows from investing activities                                            ----------              ----------         --------
  Patent costs                                                                    (64,585)                (5,000)           (69,585)
  Purchase of equipment                                                            (9,384)                   -               (9,384)
                                                                                ----------               ---------          --------
        Net cash used in investing activities                                     (73,969)                (5,000)           (78,969)
Cash flows from financing activities                                            ----------               ---------          --------
  Increase in deferred offering costs                                            (320,888)               (38,000)          (358,888)
  Proceeds from notes payable                                                      80,000                    -                80,000
  Increase in due to stockholders                                                 284,491                    -               284,491
  Capital contributed by stockholders                                             133,453                 92,840             226,293
                                                                                ---------                ---------           -------
        Net cash provided by financing activities                                 177,056                 54,840             231,896
Net increase (decrease) in cash                                                 ---------                ---------           -------
  and cash equivalents                                                            (43,052)                43,500                448

Cash and cash equivalents, beginning of period                                     43,500                    -                    -
                                                                                ---------               ---------            -------
Cash and cash equivalents, end of period                                        $     448             $   43,500      $         448
                                                                                =========               =========          ========
Supplemental disclosures of noncash
 investing and financing activities

   Purchase of patent with common stock and note payable                        $     -               $  810,000       $    810,000



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



(1)      Summary of Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of R-Tec Technologies, Inc. and subsidiary (the Company) which affect the accompanying consolidated financial statements.

(a) Organization and operations-The Company was incorporated on October 22, 1998, to commercialize and advance the technology of a recently obtained patent on a type of paint that can detect certain gases. The Company plans to pursue other applications of this technology.

(b) Presentation-The Company and its subsidiary have devoted substantially all their efforts to date to raising capital to commercialize their technology and have no revenues. Therefore, these consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises. The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

(c) Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Cash and cash equivalents-For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e) Office equipment-Office equipment is recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets, ranging from 3 to 7 years. The Company recorded depreciation expense of $2,524 in 1999.

(f) Deferred offering costs-Costs directly attributable to the proposed stock offering as described in Note 2 are deferred and offset against the proceeds from the offering if successful or expensed if the offering is not successful.

(g) Patent-Patents are recorded at the cost of acquisition if purchased or if developed internally, the accumulation of the direct costs incurred to obtain the patent. These assets are being amortized using the straight-line method over their estimated useful life of seventeen years. The Company recorded $49,841 in amortization expense in 1999.

(h) Deferred income taxes-Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                          R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1)      Summary of Significant Accounting Policies: (Continued)

     (i) Loss per common share-Loss per common share is computed using the weighted average number of shares outstanding during each period presented in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share.

     (j) Start-up costs-The initial costs incurred to organize the Company are expensed when incurred.

     (k)  Advertising-Advertising costs are expensed when incurred.


(2)      Public Offering of Common Stock:

The Company is offering up to 1,250,000 shares of its common stock for sale at $8.00 per share, which is expected to raise between $1 to $10 million. No proceeds were received in 1999. There is no assurance the offering will be successful (see Note 9).


(3)       Commitments and Contingencies:

The Company has entered into a five year exclusive manufacturing agreement with a specialty chemical manufacturer for certain of the Company's initial products expiring in October 2003.

On April 14, 1999, the Company entered into five year employment contracts with its three principal officers for total annual salaries of $150,000 beginning September 30, 1999.

On April 14, 1999, the Company adopted a stock bonus plan for certain classes of employees and reserved 1,000,000 shares of its authorized but unissued common stock under this plan. No stock options were granted in 1999 (see Note 9).

An office is leased from a stockholder under a two year lease at $2,000 per month. Rent expense for this and other operating leases was $24,000 for 1999 and $10,000 for 1998, respectively.

In connection with the proposed public offering as described in Note 2, the Company entered into an agreement with a placement agent contingent on the Company raising at least $1 million. The Company agreed to pay the placement agent 9% of the amount raised plus 2.25% of the amount raised for nonaccountable expenses and issued warrants to purchase 12,500 shares at $13.20 per share on a pro rata basis for each $1 million raised. The warrants expire in five years. Amounts due under this agreement are currently in dispute, however, no amounts were due as of December 31, 1999.

                          R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



(3)   Commitments and Contingencies: (Continued)

In connection with the public offering as described in Note 2, the Company entered into an agreement with a financial consultant contingent on the Company raising at least $2 million in capital. The consultant will be paid $2,000 per month plus expenses during the first twelve months following the Company raising $2 million in capital. The agreement renews for an additional year unless canceled at the end of the initial year.

The Company has recorded an expense and an obligation to issue 7,000 shares of unregistered common stock in the amount of $28,000 at December 31, 1999, for amounts due to consultants. The stock payable obligation is recorded at a value of $4.00 per share which is 50% of the public offering price (see Note 2) because the stock is under various trading restrictions and because there is no active market for the stock.

The Company is the defendant and plaintiff in a lawsuit with a vendor. The vendor alleges unpaid amounts due by the Company for services rendered. The Company has countersued for breech of contract and damages. The Company believes the vendor's suit is without merit and is vigorously defending its position, however there is no guarantee of a favorable outcome. The Company has not recorded any potential liability from this matter in the accompanying financial statements.


(4)       Patent Acquisition and Notes Payable:

The Company purchased a patent from a related party (see Note 6) on December 1, 1998, the terms of which were substantially modified in May 1999 and September 1999. The Company is obligated to issue 100,000 shares of the Company's common stock valued at $400,000 and issued a promissory note in the amount of $450,000. The stock payable obligation is recorded at a value of $4.00 per share which is 50% of the public offering price (see Note 2) because the stock is under various trading restrictions. The promissory note is initially non interest bearing and is due in full within thirty days of $2 million being raised in the proposed stock offering described in Note 2; or if $2 million is not raised by May 1, 2000, then interest at 6% is payable quarterly from May 1, 2000 until May 1, 2002 at which time quarterly payments of $22,500 plus accrued interest are due until paid in full. As of the date of the agreement, the patent, stock payable obligation and note payable have been recorded at $810,000 which represents the net present value of the stock payable obligation and note payable (see Note 9).

In June 1999, the Company received $80,000 under two notes payable. The $60,000 promissory note is due in full within thirty days of $2 million being raised in the stock offering described in Note 2; or if $2 million is not raised the note is due in full on or before November 15, 2000. Interest at 8.5% is due monthly. The $20,000 promissory note plus interest at 8.5% is due in full within thirty days of the completion of the stock offering described in Note 2 or is convertible into unregistered common stock at $4.00 per share at the option of the holder (see Note 9).

                          R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(5)      Income Taxes:

No provision of income taxes has been recorded for 1999 or 1998 due to net losses incurred.

The Company has a deferred tax asset of approximately $273,000 at December 31, 1999, due to the net loss incurred since inception. Temporary differences giving rise to deferred tax assets consist primarily of the deferral of substantially all start-up expenses for income tax purposes. Management has provided a valuation allowance equal to the amount of the deferred tax assets at December 31, 1999 and 1998, due to the uncertainty of realization of the future benefit of these future deductions. Therefore, no income tax benefit is provided in the accompanying statements of operations for 1999 or 1998.


(6)       Related Party Transactions:

Certain unreimbursed administrative expenses of the Company were incurred by the founding shareholders. The Company recorded $174,212 as administrative fees to stockholders expense; a liability due to stockholders in the amount of $284,491; and $65,111 as an increase in additional paid in capital for the year ended December 31, 1999. The Company recorded $231,000 as administrative fees to stockholders and as an increase in additional paid in capital for the period ended December 31, 1998.

The Company was owed $96,160 from stockholders for amounts due for additional paid-in capital as of December 31, 1998. This amount was reflected as a reduction in stockholder' equity in the accompanying financial statements.

The Company purchased a patent under terms described in Note 4 from a relative of a shareholder/officer of the Company. The Company owes this related party 100,000 shares of common stock and $450,000 at December 31, 1999 (see Note 9).


(7)      Concentrations of Credit Risk:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

     (a) Demand deposits-The Company has demand deposits in one bank, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The bank balance was $398 at December 31, 1999. The Company has no policy of requiring collateral or other security to support its deposits.

                          R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(8)      Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 Disclosures about Fair Values of Financial Instruments requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 1999:

                                             Carrying
                                              Amount             Fair Value
                                            ---------            ----------
Financial Assets
  Cash and cash equivalents                 $      448          $         448
                                            -----------          -------------
         Total financial assets             $      448          $         448
                                            ==========           =============
Financial Liabilities
  Accounts payable and accrued expenses    $   135,308          $     135,308
  Due to stockholders                          284,491                284,491
  Notes payable                                505,250                510,000
  Convertible note payable                      20,000                 20,000
  Common stock payable                         428,000                428,000
                                             ---------             ----------
         Total financial liabilities       $ 1,373,049          $   1,377,799
                                             =========              =========

The fair value of financial instruments approximates carrying value due to the short-term maturity of the instruments.


(9)       Subsequent Events:

In February 2000, the Company received approximately $1,327,000 in proceeds from the stock offering described in Note 2.

In February 2000, the Company repaid $284,491 in amounts due to stockholders or to companies controlled by stockholders.

In February 2000, the Company paid $450,000 on a note payable.

In February 2000, the Company paid $20,000 and entered into a promotional contract related to its subsidiary.

In March 2000, the Company issued 100,000 unregistered shares to satisfy its obligation under the patent acquisition as described in Note 4.

In March 2000, the Company issued 7,000 unregistered shares to consultants for work performed in 1999.

In March 2000, the Company issued stock options for 190,000 shares at $8.00 per share to various employees and consultants.

In March 2000, the Company entered into a two year building lease with monthly payments of $2,171.

                          R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(10)     Subsidiary:

In July 1999, the Company's founding shareholders incorporated Ripefully Yours, Inc. On February 22, 2000, these shareholders amended the articles of incorporation of Ripefully Yours, Inc. to reflect all the outstanding common stock of Ripefully Yours, Inc. as owned by the Company. No value was assigned to this transaction as Ripefully Yours, Inc. has no assets and no operations. The accompanying financial statements reflect this subsidiary of the Company from the date of its inception.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item     9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act.

The names, addresses, ages and respective positions of the current directors and officers of R-Tec are as follows:

Name                                    Age           Position

Philip Lacqua                           51            President, Treasurer and
1127 83rd Street                                      Director
Brooklyn, New York  11228

Nancy Vitolo                            36            Vice President, Secretary
290 Green Road                                        and Director
Sparta, New Jersey  07871

Damon E. Palmer                         35            Director
8380 SW 39 Court
Davie, Florida  33328

Shawn P. Walsh                          24            Director
538 Wren Way
Branchburg, New Jersey  08876

         Each director is elected for a period of one year and serves until his successor is elected by our shareholders. We have no independent compensation committee.

         Philip Lacqua, age 51, will serve as the President, Treasurer and as a Director of R-Tec. His duties will include responsibility for the overall management of R-Tec and sales. Mr. Lacqua was awarded a Bachelor of Science degree from Central College of Iowa in 1970 with a major in Political Science.

     Since 1970, Mr. Lacqua has served as President and Vice President for various companies. In 1971, Mr. Lacqua started Container Maintenance Corp., which was in the business of repairing ocean-going containers, trailers and chassis. At the same time he started CMC Haulage, Inc., which provided for interstate and intrastate trucking. In 1973, Mr. Lacqua merged his companies with others and formed Marine Repair Services, Inc. He assumed the title of Vice President of Sales. Marine Repair was primarily in the business of repairing containers, trailers and chassis in the New York area. In December, 1977, Mr. Lacqua sold his interests in CMC Haulage and Marine Repair.

     In February, 1978, Mr. Lacqua formed Eastern Industrial Supply Corp., a ship supply company. Mr. Lacqua then formed Marine Technical Service, Inc., and served as a Director and President, overseeing all aspects of that company. Marine Technical specialized in sales to the Far East, the Middle East and Europe. In June, 1998, Mr. Lacqua resigned as an officer and director of Marine Technical Service, Inc. to devote all of his attention to R-Tec. Mr. Lacqua commenced work for R-Tec in May 1996, prior to its incorporation.

     Nancy Vitolo, age 36, will serve as a Vice President, Secretary and as a Director of R-Tec. As such her duties will include public relations. Ms. Vitolo owned and was employed by Garden State Heating and Air Conditioning Corporation as a secretary from 1991 until February, 1998. Garden State became one of the top 50 Bryant/Carrier Dealers in gross sales in the continental U.S. and Canada. Beginning in March 1998, Ms. Vitolo worked with R-Tec as a consultant until she became an employee in April, 1999. Ms. Vitolo was a sales representative for Yves Saint Laurent for the ten years prior to her association with Garden State.

     In 1995, Ms. Vitolo and Mrs. Kaiser began the research project which resulted in the development of the reactive paint technology now owned by R-Tec. Ms. Vitolo and Mrs. Kaiser opened a laboratory and engaged scientists to research the feasibility of creating a better method for detecting minute gas leaks. A laboratory was leased in Warren County, New Jersey and chemists and other scientists were engaged to perform research in this area and conduct experiments. Ms. Vitolo later withdrew from active participation in the project, but continued to assist Mrs. Kaiser in the funding of the patent. Ms. Vitolo personally loaned Mrs. Kaiser approximately $425,000 to fund the development of the patent.

     As of April 4, 2000, Marc M. Scola has resigned as an officer and director of R-Tec.

         Damon E. Palmer, age 35, was elected to serve as a director of R-Tec on April 14, 1999, and is also a member of the Compensation and Audit Committees of the Board. Mr. Palmer is Vice President and Chief Financial Officer of Trinity Industrial Services, a computer consulting company, since 1998. From 1996 until 1998 he was Controller of Marine Technical Services, which was formed by Mr. Lacqua. Between 1994 and 1996 he was an office administrator for Edward Jones, C.P.A. From 1989 until 1994 he was a manager of a branch of the Glidden Company, which engaged in the business of manufacturing and selling paint products.

         Shawn P. Walsh, age 24, was elected to serve as a director on April 14, 1999. He graduated from Johns Hopkins University in Baltimore, Maryland in 1996 with a Bachelor of Science degree in Chemistry. He worked for R.W. Johnson Pharmaceutical Research Institute in Raritan, New Jersey from December 1996 to March 1999 as a scientist.

     R-Tec has a one year consulting Agreement with Mr. Walsh which terminates on January 1, 2000. Mr. Walsh has been engaged to perform consulting services regarding scientific experiments and research on reactive paints. R-Tec is to pay Mr. Walsh $1,000 per month for a total of $12,000 plus all reasonable out of pocket expenses. Mr. Walsh has no ownership rights to the patent by virtue of his assignment of all of his rights to Mrs. Kaiser.


Key Employees And Consultants

         The following biographical information relates to our consultants:

            Name                                Position

            Stewart R. Kaiser                   Consultant
            Shawn P. Walsh                      Scientific Consultant, Director
            Robert J. Verdicchio                Scientific Consultant

     Stewart R. Kaiser, age 33, is a graduate of Union County Technical College in Scotch Plains, New Jersey, receiving a degree in the Heating, Ventilation and Air Conditioning Mechanical Program. Mr. Kaiser was employed by Garden State Air Conditioning and Heating from 1991 until February 1998 as a Mechanical Contracting Supervisor. From March, 1998 until the present Mr. Kaiser worked as a consultant for R-Tec. Mr. Kaiser was one of three inventors of the patented proprietary technology which has been assigned to R-Tec. Mr. Kaiser has no ownership rights to the patent by virtue of his assignment of all of his rights to Mrs. Kaiser. Mr. Kaiser is the husband of Nancy Vitolo, and the son of Muriel Kaiser. Mr. Kaiser has no ownership rights to the patent. On November 4, 1998, Mr. Kaiser filed for Chapter 7 Bankruptcy protection in the United States Bankruptcy Court, District of New Jersey. On December 16, 1998, he voluntarily withdrew his Bankruptcy Petition.

         R-Tec has a one year Consulting Agreement with Stewart R. Kaiser, which terminates on January 1, 2000. Mr. Kaiser has been engaged to perform consulting services regarding scientific experiments and research on reactive paints. R-Tec is to pay Mr. Kaiser $1,000 per month for a total of $12,000 plus all reasonable out of pocket expenses.

         Robert J. Verdicchio, age 65, has been employed by Verdi Enterprises, Inc., a chemical consulting company of Succasunna, New Jersey, of which he is the principal owner since January, 1996. He was employed by Johnson and Johnson Consumer Products in Skillman, New Jersey ,from 1973 until his retirement in 1995. He has been engaged in the development of the patented technology since 1996 and has worked for R-Tec as a consultant since July 1996. He received a Ph.D. in Metaphysical Science in 1994 from the University of Metaphysics in Los Angeles, California, a Master of Science degree in 1990 from Fairleigh Dickinson University, and a Bachelor of Science degree in Organic Chemistry in 1962 from Rutgers University. He was one of three inventors of the patented proprietary technology which has been assigned to R-Tec. Dr. Verdicchio has no ownership rights to the patent by virtue of his assignment of all of his rights to Mrs. Kaiser. Dr. Verdicchio has agreed to consult for R-Tec on an as needed basis.

     No voting arrangements exist between the officers and directors. The above persons were selected pursuant to provisions in Article IV of the Company's By-Laws, all holding office for a period of one year or until their successors are elected and qualified. None of the officers or directors of the Company have been involved in legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of the issuer, including any state or Federal criminal and bankruptcy proceedings.

Beneficial Owner Reporting Compliance

None

Item 10.  Executive Compensation

     R-Tec has not paid any compensation since its incorporation to its executive officers and directors. We have no independent compensation committee. R-Tec has entered into employment agreements dated September 23, 1999 with Marc
M. Scola, Nancy Vitolo and Philip Lacqua, who are officers and directors of R-Tec. The agreement with Mr. Scola provides for the payment of $50,000 plus bonus per year for a two-year term and will commence upon the sale of the minimum number of shares. Mr. Scola was employed as vice president, director and General Counsel of R-Tec. Mr. Scola has waived his salary due under the agreement through September 23, 1999. Mr. Scola resigned on April 4, 2000 as vice president, director and General Counsel of R-Tec.

     The employment agreement with Ms. Vitolo provides for the payment of $50,000 plus bonus per year for a two-year term and will also commence upon the sale of the minimum number of shares. Ms. Vitolo is employed as Vice President, Secretary and director of R-Tec. Ms. Vitolo has waived her salary due under the agreement through September 23, 1999.

     The employment agreement with Mr. Lacqua provides for the payment of $50,000 plus bonus per year for a five year term and will commence upon sale of the minimum number of shares. Mr. Lacqua is employed as President, Treasurer and director of R-Tec. Mr. Lacqua has waived his salary due under the agreement through September 23, 1999.

         In addition, R-Tec established a Stock Option Plan on April 15, 1999 which provides that all regular full-time employees and key executives may be issued options to purchase a total of up to one million shares of our common stock at a price not less than 100% of the fair market value of the shares on the date the option is granted. The plan is to be administrated by the Stock Option and Compensation Committee of the Board of Directors, consisting of at least two disinterested directors. On April 14, 1999 the Board formed a Compensation Committee which consists of a total of three directors with two disinterested directors. We also intend to implement a Pension Plan in the future.

         All of our officers are also directors of R-Tec and are, therefore, not independent. No independent person has reviewed the employment agreements. However, since April 14, 1999 the Board of R-Tec includes two disinterested directors who are members of the Compensation and Audit Committees.


Summary Compensation Table

                                                                       Long Term Compensation
                                                                        ----------------------
                            Annual Compensation                             Awards           Payouts
                            -------------------                             ------           -------
Name                                              Other                    Securities
and                                               Annual     Restricted    Underlying    LTIP      All Other
Principal                                         Compen-    Stock         Options/      Payouts   Compen-
Position               Year  Salary($)  Bonus($)  sation($)   Awards ($)    SARs          ($)        sation($)
----------------------------------------------------------------------------------------------------------------------

Philip Lacqua         1997     ---        ---       ----      ----          ----              ----       ----
President, Treasurer  1998     ---        ---       ----      ----          ----              ----       ----
                      1999     $12,500    ---       ----      ----          ----              ----       ----

Nancy Vitolo          1997     ---        ---       ----      ----          ----              ----       ----
Secretary             1998     ---        ---       ----      ----          ----              ----       ----
                      1999     $12,500    ---       ----      ----          ----              ----       ----

Marc M. Scola         1997     ---        ---       ----      ----          ----              ----       ----
General Counsel       1998     ---        ---       ----      ----          ----              ----       ----
                      1999     $12,500    ---       ----      ----          ----              ----       ----

Damon E. Palmer       1997    ---         ---       ----      ----          ----               ----      ----
Director              1998    ---         ---       ----      ----          ----               ----      ----
                      1999    ---         ---       ----      ----          ----               ----      ----

Shawn P. Walsh        1997    ---         ---       ----      ----          ----               ----      ----
Director              1998    ---         ---       ----      ----          ----               ----      ----
                      1999    ---         ---       ----      ----          ----               ----      ----



Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents the shares of common stock of R-Tec owned of record or beneficially by each person known to own more than 5% of R-Tec's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

Title         Name and                      Amt and                 Percent
of            Address                       Nature of                of
Class         Beneficial Owner              Beneficial Ownership    Class

Common        Philip Lacqua,                             972,222      4.52%
Stock         1127 83rd Street
              Brooklyn, New York 11228
              Director,
              President
              Treasurer

Common        Nancy Vitolo                               972,222      4.52%
Stock         290 Green Road
              Sparta, New Jersey  07871
              Director
              Vice President
              Secretary

Common        Marc M. Scola                              972,222      4.52%
Stock         61 Mallard Drive,
              Allamuchy, New Jersey  07820
              General Counsel
              Vice President
              Director

Common        Damon E. Palmer                                0           0%
Stock         8380 SW 39 Court
              Davie, Florida 33328
              Director

Common        Shawn P. Walsh
Stock         538 Wren Way
              Branchburg, New Jersey  08876                  0           0%
              Director

All Officers and
Directors as a Group                                   2,916,666

Item 12.  Certain Relationships and Related Transactions

     Mr. Lacqua, Ms. Vitolo and Mr. Scola own 2,916,666 shares. They contributed $574,726 in capital through December 31 1999. As of April 1, 2000, $96,160 of this amount is due pursuant to a promissory note from Ms. Vitolo bearing interest at 6.0% per annum.

     The patent covering R-Tec's proprietary technology was assigned to us by Muriel Kaiser. Mrs. Kaiser is the mother of Stewart Kaiser and Nancy Vitolo's mother-in-law. Ms. Vitolo is the wife of Stewart Kaiser. In consideration for the patent, we executed a promissory note in favor of Mrs. Kaiser. Pursuant to the promissory note, R-Tec was obligated to pay $850,000 payable in full within thirty (30) days of the completion of this offering. By letter agreement dated July 2, 1999, Mrs. Kaiser agreed that in the event 625,000 shares were not sold by January 10, 2000, payment would be made by R-Tec's execution of a promissory note for $850,000 due and payable in equal quarterly payments over a five-year period at 6% interest. On September 28, 1999, the note was further modified by providing for payment of $400,000 of the total due by the issuance of 100,000 R-Tec shares with the remaining $450,000 being due within thirty days of R-Tec selling $2,000,000 of its shares in this offering. A payment of 100,000 shares and $450,000 has been made in total satisfaction of this debt.

     R-Tec had previously executed an agreement in favor of Philip Lacqua, Nancy Vitolo and Marc M. Scola under which R-Tec agreed to reimburse Mr. Lacqua, Ms. Vitolo and Mr. Scola for all expenses advanced by such individuals prior to and after the date of R-Tec's incorporation. Such expenses include, but are not limited to, attorneys' fees, accountant fees, office leases, advertising, travel, and general expenses of this offering. On Februry 10, 2000, $254,491 was paid to Mr. Scola, Mr. Lacqua, and Mr. Kaiser in repayment of sums lent to R-Tec since July, 1999.

         On September 21, 1999, R-Tec entered into a consulting agreement with Stenton Leigh Captial Corp. of Boca Raton, Florida to provide financial consulting services. The consulting agreement provides that Stenton Leigh will be paid $5,000 per month until September 20, 2000 beginning at such time as R-Tec has raised $2,000,000 in this offering.

     On September 25, 1999, our executive officers, Mr. Lacqua, Mr. Scola and Ms. Vitolo transferred 12,083,334 common shares to the Company, reducing the total number of shares held be them as a group to 2,916,666.

         R-Tec presently has two independent directors. The transactions noted above were ratified by these independent directors who do not have an interest in the transactions. Any future transactions undertaken by R-Tec with its officers, directors or 5% shareholders will be on terms no less favorable to R-Tec than could be obtained from unaffiliated parties.

Indemnification

         R-Tec's Articles of Incorporation, as amended, provide that, to the extent not inconsistent with applicable law, R-Tec shall indemnify and hold harmless its officers, directors, employees and agents from liability and reasonable expense from actions in which he or she may become involved by reason of the fact that he or she was an officer, director, employee or agent. We expect to obtain an insurance liability policy for this purpose at a cost of approximately $25,000 - $80,000 per year.

Disclosure Of Commission Position On Indemnification For Securities Act Liabilities

         Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to directors, officers and controlling persons of R-Tec pursuant to the foregoing provisions, or otherwise, R-Tec has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

         In the event that any claim for indemnification against such liabilities, (other than the payment by the small business issuer of expenses incurred or paid by a director, officer or controlling person of the small business issuer in the defense of any action, suit or proceeding), is asserted by such director, officer or controlling person in connection with the securities being registered, R-Tec will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of the Court of such issue.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits marked by asterisk(s) have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Commission.

Exhibit   Description                                                    Number

 (2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession.................................None
 (3)Articles of Incorporation and By-Laws...................................

      3.0* Certificate of Incorporation dated October 21, 1998.

      3.1* Amended and Restated Articles of Incorporation, dated November 24,
           1998.

      3.2* Amended and Restated Articles of Incorporation, dated December 18,
           1998.

      3.3*** Certificate of Amendment to the Certification of Incorporation of R-Tec Technologies, Inc., dated April 18, 1999.

      3.4* By-laws, dated November 4, 1998.

      3.4a***** Amended Bylaws dated October 8, 1999.

(4)Instruments Defining the Rights of Security Holders

    *(a)Subscription Agreement.............................................None
    *(b)Warrant Agreement..................................................None

(9)Voting Trust Agreements.................................................None

(10)Material Contracts......................................................

     10.1** Patent Assignment dated March 30, 1999 between Muriel Kaiser and
             R-Tec Technologies, Inc.

     10.2* Promissory Note dated April 15, 1999 between Nancy Vitolo, Muriel
           Kaiser and R-Tec Technologies, Inc.

     10.4* Promissory Note dated April 15, 1999 between Nancy Vitolo and R-Tec Technologies, Inc. for reimbursement of start up costs.

     10.5* Promissory Note dated April 22, 1999 between Marc M. Scola and R-Tec Technologies, Inc. for reimbursement of start up costs.

     10.6* Promissory Note dated April 22, 1999 between Columbia Trading, Inc. and R-Tec Technologies, Inc. for reimbursement of consulting fees and start up costs.

     10.7* Promissory Note dated April 22, 1999 between R-Tec Technologies, Inc. and Marc M. Scola for reimbursement of office lease, secretaries, postage, and other cost incurred, prior to incorporation.

     10.8* Expense Reimbursement Agreement between Marc M. Scola, Philip Lacqua and Nancy Vitolo and R-Tec Technologies, Inc. dated October 24, 1998 regarding start up costs.

     10.9* Employment Agreement between R-Tec Technologies, Inc. and Marc M. Scola.

     10.10* Employment Agreement between R-Tec Technologies, Inc. and Nancy
            Vitolo.

     10.11* Employment Agreement between R-Tec Technologies, Inc. and Philip
            Lacqua.

     10.12* Consultant Agreement dated January 5, 1999 between Stewart Kaiser and R-Tec Technologies, Inc.

     10.13* Consultant Agreement dated January 11, 1999 between Shawn Walsh and
            R-Tec Technologies, Inc.

     10.14* Exclusive Manufacturer's Agreement dated October 21, 1998 between
            Anscott Chemical Industries and R-Tec Technologies, Inc.

     10.15*** Distribution Agreement between R-Tec Technologies, Inc. and Motors
              & Armatures Corp.

     10.16* Stock Transfer Agency Agreement between R-Tec Technologies, Inc.
            and Bank of New York dated as of January, 1999.

     10.17* Subscription Escrow Agreement between R-Tec Technologies, Inc. and
            Bank of New York dated as of January 26, 1999.

     10.17a* November 9, 1999 Addendum to the Subscription Escrow Agreement
             Between R-Tec Technologies, Inc. and the Bank of New York.

     10.18*** Stock Option Plan adopted April 15, 1999.

     10.19*** Intellectual Property Evaluation dated May 31, 1999 by
              Intellectual Property Valuators.

     10.20** Promissory Note executed by Nancy Vitolo in favor of R-Tec
             Technologies, Inc. in the original principal amount of $75,857 dated May 10, 1999.

     10.21** Promissory Note executed by R-Tec Technologies, Inc. in favor of
             Muriel Kaiser in the original principal amount of $850,000 dated May 10, 1999.

     10.22** Release regarding Patent dated May 10, 1999 between R-Tec
             Technologies, Inc. and Muriel Kaiser.

     10.23** R-Tec Resolution dated June 1, 1999.

     10.24*** Letter agreement with Muriel Kaiser dated July 2, 1999.

     10.25*** Letter dated July 6, 1999 waiving officers salaries in the event minimum shares are sold.

     10.26***** Consulting Contract with Stenton Leigh Capital Corp. dated
                September 21, 1999.

     10.27***** Proposed Agreement with Thornhill Group, Inc. dated September
                21, 1999.

     10.28***** Employment Agreement of Marc Scola dated September 23, 1999.

     10.29***** Employment Agreement of Nancy C. Vitolo dated September 23,
                1999.

     10.30***** Employment Agreement of Philip Lacqua dated September 23, 1999.

     10.31***** Revised Escrow Agreement with Bank of New York.

     10.32***** Addendum to Patent Agreement of Muriel Kaiser dated May 10,
                1999.

     10.33***** Promissory Note dated September 28, 1999 between Michael
                Selitto and R-Tec Technologies, Inc.

     10.34  R-Tec office lease with Haas Laser Technologies

     10.35  Amended Consulting Contract with Stanton Leigh Corp.

     10.36  Thornhill Contract

     10.37  Amended Thornhill Contract

(11)Statement re: computation of per share earnings...................   Note 1
                                                                      Financial
                                                                     Statements

(13)Annual or quarterly reports: Form 10-Q................................None

(16)Letter regarding Changes in Certifying Accountant......................

     16.00*** Jurewicz and Duca's letter regarding change in independent accountants dated June 15, 1999.

     16.01**** Jurewicz and Duca's letter regarding change in independent accountants dated July 23, 1999.

(18)Letter on change in accounting principles.............................None

(21)Subsidiaries of the Registrant.........................................

(23) Consents of experts and counsel

     23.0**   Consent of James Moore & Co., L.P.

     23.1***  Consent of Property Valuations.

     23.2*****  Consent of Property Valuations date July 22, 1999.

     23.3*****  Consent of Motors and Armatures.

(22)Published report regarding matters submitted to vote..................None

(24)Power of Attorney.....................................................None

(27)Financial Data Schedule................................................

(99)Additional Exhibits...................................................None


*  Previously filed with Form S-1
**Previously filed WITH  Form S-1 on June 11, 1999
***Previously filed with From S-1 on July 12, 1999
**** Previously filed with Form S-1 on July 26, 1999
*****Previously filed with Form S-1 on October 11, 1999

Filings on Form 8-K

We filed a report on Form 8-K on April 7, 2000 regarding the resignation of Marc
M. Scola as an officer and director of the Company.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    R-Tec Technologies, Inc.

Date:   April 14, 2000



                                                    By:/s/ Philip Lacqua
                                                    -----------------------
                                                    Philip Lacqua, President,
                                                    CEO, CFO, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:April 14,2000                                  By:/s/Philip Lacqua
                                                     -----------------------
                                                     Philip Lacqua, President,
                                                     CEO, CFO, Director

Date: April 14, 2000                                 By:/s/Nancy Vitolo
                                                     -----------------------
                                                     Nancy Vitolo,
                                                     Secretary, Director,

Date:April 14, 2000                                  By:/s/Damon Palmer
                                                     ----------------------
                                                     Damon E. Palmer,  Director

Date:April __, 2000                                  By:
                                                     ----------------------
                                                     Shawn P. Walsh,
                                                     Director