Form 10QSB
period 2000-03-31
R TEC TECHNOLOGIES INC
filed 2000-05-15
CIK 1077890

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

             __X__ Quarterly Report Under Section 13 or 15(d) of The
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended: March 31, 2000.

               ____ Transition Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                       Transition Period From ____ to ____

                        Commission file number: _________

                            R-TEC TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 New Jersey                       22-3615979
         (State or other jurisdiction            (IRS Employer
     of incorporation or organization)           Identification No.)

               37 Ironica Road, Flanders, NJ           07836
       (Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (973) 252-5233


    Former name, former address and former fiscal year, if changed since last report: NA

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. No.

Applicable only to corporate issuers

As of May 2, 2000, the Company had outstanding 3,197,410 shares of its common stock.

PART I:  Financial Information


                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------                      March 31, 2000
                                                                --------------
Current assets

  Cash and cash equivalents                                     $      346,388
  Prepaid expenses                                                      35,108
                                                                    ----------
         Total current assets                                          381,496
                                                                    ----------
Office equipment, net                                                    8,731
Other assets

  Patent, net                                                          816,809
  Deposits                                                               6,000
                                                                    ----------
         Total other assets                                            822,809

                                                                    -----------
Total Assets                                                     $   1,213,036
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities

  Accounts payable and accrued expenses                          $     118,521
  Notes payable                                                         35,000
                                                                    ----------
           Total current liabilities                                   153,521
                                                                    ----------
Commitments and contingencies (Note 3)

Stockholders' equity

  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 3,197,278 shares issued and
    outstanding                                                             32
  Additional paid-in capital                                         1,977,860
  Deficit accumulated during the development stage                    (918,377)
                                                                  -------------
           Total stockholders' equity                                1,059,515
                                                                  -------------
Total Liabilities and Stockholders' Equity                      $    1,213,036
                                                                  ============

                See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                 Inception
                                                                                            (October 22, 1998)
                                                         Three-Months Ended
                                                                March 31,                        Through
                                                       ------------------------            ---------------------
                                                       2000                1999                March 31, 2000
                                                       ----                ----            --------------------

Investment income                                      $         2,485   $            -         $           2,485
                                                        --------------     --------------         ---------------
Expenses
  Administrative fees to stockholders                            1,584             14,500                 406,796
  Administrative and start-up                                  156,020             50,629                 404,011
  Interest expense                                               6,291             12,000                  43,587
  Amortization and depreciation                                 14,104              -                      66,468
                                                       ----------------      -------------        ---------------
           Total expenses                                      177,999             77,129                 920,862
                                                       ----------------      ------------         ---------------
Net loss                                               $      (175,514)  $        (77,129)      $        (918,377)
                                                       ================       ============         ===============
Net loss per common share                              $          (.06)  $           (.03)       $           (.31)
                                                        ==============        ===========          ===============
Weighted average common shares outstanding                   3,035,086          2,916,666               2,937,114
                                                        ==============         ==========           =============

                 See accompanying notes to financial statements

                                .
                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash and Cash Equivalents
                                   (Unaudited)





                                                                                                                Inception
                                                                                                           (October 22, 1998)
                                                                         Three Months Ended March 31,            Through
                                                                         ---------------------------
                                                                             2000             1999           March 31, 2000
                                                                          ----------        --------         -----------------

Cash flows from operating activities
  Net loss                                                             $      (175,514)  $       (77,129)     $        (918,377)
                                                                          ------------        -----------           ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Unreimbursed expenses contributed to capital by shareholders               1,584            14,500                350,046
      Stock issued for services                                                  3,000             -                     31,000
      Depreciation and amortization                                             14,104             -                     66,469
      Interest expense - amortization of discount on note payable                -                12,000                 35,250
      Increase in prepaid assets                                               (35,108)            -                    (35,108)
      Increase in deposits                                                      (4,000)           (1,000)                (6,000)
      Decrease in accounts payable and accrued expenses                        (16,658)             (611)               111,650
                                                                          -------------       -----------           -----------
           Total adjustments                                                   (37,078)           24,889                553,307
                                                                          -------------                             -----------
        Net cash used in operating activities                                 (212,592)          (52,240)              (365,070)
Cash flows from investing activities                                       ------------         ---------           -----------
  Patent costs                                                                   -                 -                    (69,585)
  Purchase of equipment                                                          -                (5,425)                (9,385)
        Net cash used in investing activities                                    -                (5,425)               (78,970)
Cash flows from financing activities                                         ----------          --------              ---------
  Increase in deferred offering costs                                          (19,951)          (86,164)              (378,839)
  Proceeds from notes payable                                                    -                 -                     80,000
  Repayments of notes payable                                                 (465,000)            -                   (465,000)
  Increase in due to stockholders                                                -                 -                    284,491
  Decrease in due to stockholders                                             (284,491)            -                   (284,491)
  Proceeds from sale of stock                                                1,325,899             -                  1,325,899
  Capital contributed by stockholders                                            2,075           125,803                228,368
                                                                           -----------           -------              ---------
        Net cash provided by financing activities                              558,532            39,639                790,428
                                                                           ------------          -------              ----------
Net increase (decrease) in cash and cash equivalents                           345,940           (18,026)               346,388
Cash and cash equivalents, beginning of period                                     448            43,500                  -
                                                                          ------------           --------             -----------
Cash and cash equivalents, end of period                               $       346,388   $        25,474         $      346,388
                                                                           ===========          ========              =========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest                             $         4,750   $            -                   4,750

Supplemental disclosures of noncash investing and financing
  activities:
    Purchase of patent with common stock and note payable                           -                 -                 810,000
    Issuance of common stock for repayment of debt                              30,000                -                  30,000
    Issuance of common stock in satisfaction of obligation                     428,000                -                 428,000


                See accompanying notes and financial statements.
                                      F-3

                            R-TEC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


The information presented herein as of March 31, 2000, and for the three-months ended March 31, 2000 and 1999, is unaudited.

(1)   Basis of Presentation:

The accompanying financial statements of R-Tec Technologies, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

From inception through the current date, the Company is considered a development stage company.

Operating results for the three-months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

(2)    Stock Offering:

During 1999 and 2000, the Company offered up to 1,250,000 shares of its common stock for sale at $8.00 per share, which expected to raise between $1 to $10 million. As of March 31, 2000, 165,737 shares have been sold. During April 2000, the offering was closed.

(3)    Commitments and Contingencies:

On April 14, 1999, the Company adopted a stock bonus plan and reserved 1,000,000 shares of its authorized but unissued common stock under this plan. In March 2000, the Company issued stock options for 190,000 shares of $8.00 per share to various employees and consultants.

In connection with the public offering as described in Note 2, the Company entered into an agreement with a placement agent contingent on the Company raising at least $1 million. The Company agreed to pay the placement agent 9% of the amount raised plus 2.25% of the amount raised for nonaccountable expenses and issue warrants to purchase 12,500 shares at $13.20 per share on a pro rata basis for each $1 million raised. Amounts due under this agreement were in dispute and in April 2000 a settlement for $50,000 payable to the agent was reached. This amount was accrued as of March 31, 2000 and is reflected in the accompanying financial statements.

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

(4)    Patent Acquisition and Notes Payable:

The Company purchased a patent from a related party on December 1, 1998, the terms of which were substantially modified in May 1999 and September 1999. In February 2000, the Company issued 100,000 shares of the Company's common stock and paid $450,000 in satisfaction of amounts owed under the purchase agreement.

In June 1999, the Company borrowed $60,000. The promissory note is due in full within thirty days of $2 million being raised in the stock offering described in
Note 2; or if $2 million is not raised the note is due in full on or before November 15, 2000. Interest at 8.5% is due monthly. As of March 31, 2000, $15,000 in principal had been paid by the Company. Additionally, 5,000 shares of common stock have been issued by the Company in satisfaction of $20,000 in principal. No interest has been paid on the note.

In June 1999, the Company also borrowed $20,000. The promissory note plus interest at 8.5% is due in full within thirty days of the completion of the stock offering described in Note 2 or is convertible into unregistered common stock at $4.00 per share at the option of the holder. As of March 31, 2000, 3,500 shares of common stock have been issued by the Company in satisfaction of $10,000 in principal. No interest has been paid on the note.

(5)   Net Loss Per Common Share:

Net Loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

Item 2. Management Discussion and Analysis or Plan of Operation


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

     On April 28, 2000, R-Tec reached an agreement with Thornhill Group, Inc., pursuant to which Thornhill will be paid $50,000 in satisfaction of all compensation due in connection with R-Tec's public offering. As a part of the same agreement R-Tec terminated its agreement with Stenton Leigh Capital Corporation.

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





Item 6.   Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

* (10.1) Termination Agreement with the Thornhill Group and Stenton Leigh Capital Corporation

  (11)      Statement re: Computation of Per Share Earnings            Note 5,
                                                                       Financial
                                                                      Statements

  (15)      Letter re: Unaudited Interim Financial Information          None

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

 *(27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None

Filed herewith.

(b) Reports on Form 8-K:
         None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 2000

                                          /s/ PhilipLacqua
                                          -----------------------------
                                          Philip Lacqua, President,
                                          CEO, CFO, Director