Form 10QSB
period 2000-06-30
R TEC TECHNOLOGIES INC
filed 2000-08-14
CIK 1077890

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

             __X__ Quarterly Report Under Section 13 or 15(d) of The
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended: June 30, 2000.

               ____ Transition Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                       Transition Period From ____ to ____

                        Commission file number: 333-72405

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

                                 (973) 252-5233
                           (Issuer's telephone number)

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

Applicable only to corporate issuers

As of August 9, 2000, the Company had outstanding 3,198,360 shares of its common stock.

Index to Form 10QSB


Part I - FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet June 30, 2000............................4

         Statements of Operations -  Six Months
         Ended June 30, 1999 and June 30, 2000..................5

         Statements of Cash Flows - Six Months
         Ended June 30, 1999 and June 30, 2000..................6

         Notes to Financial Statements..........................7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation...........................................9

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.............13

Item 6.  Exhibits and Reports on Form 8-K....................None

(a)  Exhibits

Exhibit     Description                                      Page

   (2)      Plan of Acquisition, Reorganization,
              Arrangement, Liquidation or Succession.........None

   (4)      Instruments defining the Rights of
              Security Holders...............................None

  (10)      Material Contracts...............................None

     (11)   Statement re: Computation of Per Share
              Earnings....................................Note 5,
                                                        Financial
                                                       Statements

  (15)      Letter re: Unaudited Interim Financial
              Information...................................None

  (18)      Letter re: Change in Accounting Principles......None

  (19)      Report Furnished to Security Holders............None

  (22)      Published Report re: Matters Submitted
              to Vote of Security Holders...................None

  (23)      Consents of Experts and Counsel.................None

  (24)      Power of Attorney...............................None

    *(27)   Financial Data Schedule...........................15

  (99)      Additional Exhibits.............................None

* Filed herewith.

(b) Reports on Form 8-K:
         None

Signatures.....................................................3

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           R-Tec Technologies, Inc.


Dated: August 10, 2000   By:   /s/ Philip Lacqua
                            ------------------------
                            Philip Lacqua, President
                            Chief Executive Officer
                            Chief Financial Officer
                            Director

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)




                            R-TEC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)




                                     ASSETS
                                     ------
                                                            June 30, 2000
                                                            -------------

CURRENT ASSETS
  Cash and cash equivalents                             $           196,426
  Accounts receivable                                                 7,696
  Inventory                                                          56,865
  Prepaid expenses                                                    9,509
                                                        -------------------
         Total current assets                                       270,496
                                                        -------------------

EQUIPMENT, net                                                      11,227
                                                        -------------------
OTHER ASSETS
  Patent, net                                                      807,816
  Deposits                                                           6,000
                                                       -------------------
         Total other assets                                        813,816

                                                       -------------------
TOTAL ASSETS                                           $         1,095,539
                                                       ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $            55,139
  Notes payable                                                     35,000
                                                       -------------------
           Total current liabilities                                90,139
                                                       -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY
  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 3,198,360 shares issued and
    outstanding                                                         32
  Additional paid-in capital                                     2,087,828
  Accumulated deficit                                           (1,082,460)
                                                       -------------------
           Total stockholders' equity                            1,005,400

                                                       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $         1,095,539
                                                       ===================

                See accompanying notes to financial statements.

                                                  R-TEC TECHNOLOGIES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)



                                                         Six-Months Ended                  Three-Months Ended
                                                              June 30,                           June 30,
                                                       ---------------------------------  ----------------------------------
                                                            2000              1999             2000               1999
                                                       ---------------   ---------------  ---------------   ----------------

REVENUE                                                $        18,961   $           -    $        18,961   $            -

COST OF REVENUES                                                11,033               -             11,033                -
                                                       ---------------   ---------------  ---------------   ----------------

GROSS PROFIT                                                     7,928               -              7,928                -

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                       345,661           201,674          173,953            136,545

                                                       ---------------   ---------------  ---------------     --------------

LOSS FROM OPERATIONS                                          (337,733)         (201,674)        (166,025)          (136,545)
                                                       ---------------   ---------------  ---------------     --------------

OTHER INCOME (EXPENSES)
Other income                                                     5,171               -              2,686                -
Interest expense                                                (7,035)          (24,000)            (744)           (12,000)
                                                       ---------------   ---------------  ---------------   ----------------
Total other income (expenses)                                   (1,864)          (24,000)           1,942            (12,000)

                                                       ---------------   ---------------  ---------------   ----------------
NET LOSS                                               $      (339,597)  $      (225,674) $      (164,083)  $       (148,545)
                                                       ===============   ===============  ===============   ================

NET LOSS PER COMMON SHARE                              $          (.11)  $          (.08) $          (.05)  $           (.05)
                                                       ===============   ===============  ===============   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   3,115,551         2,916,666        3,197,819          2,916,666
                                                       ===============   ===============  ===============   ================


                                           See accompanying  notes to financial
                                                         statements.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash and Cash Equivalents
                                   (Unaudited)




                                                    Six-Months Ended June 30,
                                               --------------------------------
                                                     2000              1999
                                               --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $      (339,597) $      (225,674)
                                               ---------------  ---------------
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Unreimbursed expenses contributed to
        capital by shareholders                          1,584           14,500
      Stock issued for services                          3,000              -
      Salaries contributed by stockholders              26,001              -
      Depreciation and amortization                     28,208              -
      Interest expense - amortization of
        discount on note payable                           -             24,000
      Increase in accounts receivable                   (7,696)             -
      Increase in inventory                            (56,865)             -
      Increase in prepaid assets                        (9,509)             -
      Increase in deposits                              (4,000)          (1,000)
      Increase (decrease) in accounts
        payable and accrued expenses                   (77,166)          52,539
      Increase in due to stockholders                      -             22,036
                                               ---------------  ---------------
           Total adjustments                           (96,443)         112,075

                                               ---------------  ---------------
        Net cash used in operating activities         (436,040)        (113,599)
                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs                                          (3,942)          (5,945)
  Purchase of equipment                                 (6,705)         (10,083)
                                               ---------------  ---------------
        Net cash used in investing activities          (10,647)         (16,028)
                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease (increase) in deferred offering
    costs                                               25,526         (126,042)
  Proceeds from notes payable                              -             60,000
  Repayments of notes payable                         (465,000)             -
  Decrease in due to stockholders                     (252,416)             -
  Proceeds from sale of stock                        1,334,555              -
  Capital contributed by stockholders                      -            169,003
                                               ---------------  ---------------
        Net cash provided by financing
          activities                                   642,665          102,961

                                               ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          195,978          (26,666)

CASH AND CASH EQUIVALENTS, beginning of
  period                                                   448           43,500
                                               ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period       $       196,426  $        16,834
                                               ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for interest     $         4,750  $           -

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for repayment
      of debt                                           30,000              -
    Issuance of common stock in satisfaction
      of obligation                                    428,000              -


                See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



The information presented herein as of June 30, 2000, and for the three and six-months ended June 30, 2000 and 1999, is unaudited.

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

Prior to April 1, 2000, the Company was considered a development stage enterprise.

Operating results for the three and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.


(2)    Stock Offering:

During 1999 and 2000, the Company offered up to 1,250,000 shares of its common stock for sale at $8.00 per share. The Company sold 166,819 shares in 2000 and the offering was closed effective June 27, 2000.


(3)    Commitments and Contingencies:

On April 14, 1999, the Company adopted a stock bonus plan and reserved 1,000,000 shares of its authorized but unissued common stock under this plan. In March 2000, the Company issued stock options for 190,000 shares at $8.00 per share to various employees and consultants. As of June 30, 2000, no options had been exercised.

In connection with the public offering as described in Note 2, the Company entered into an agreement with a placement agent contingent on the Company raising at least $1 million. The Company agreed to pay the placement agent 9% of the amount raised plus 2.25% of the amount raised for nonaccountable expenses and issue warrants to purchase 12,500 shares at $13.20 per share on a pro rata basis for each $1 million raised. The Company canceled the agreement and paid $50,000 during the second quarter of 2000.

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

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



(4) Patent Acquisition and Notes Payable:

The Company purchased a patent from a related party on December 1, 1998, the terms of which were substantially modified in May 1999 and September 1999. In February 2000, the Company issued 100,000 shares of the Company's common stock and paid $450,000 in satisfaction of amounts owed under the purchase agreement.

In June 1999, the Company borrowed $60,000. The promissory note is due in full within thirty days of $2 million being raised in the stock offering described in
Note 2; or if $2 million is not raised the note is due in full on or before November 15, 2000. Interest at 8.5% is due monthly. As of June 30, 2000, $15,000 in principal had been paid by the Company. Additionally, 5,000 shares of common stock have been issued by the Company in satisfaction of $20,000 in principal. No interest has been paid on the note.

In June 1999, the Company also borrowed $20,000. The promissory note plus interest at 8.5% is due in full within thirty days of the completion of the stock offering described in Note 2 or is convertible into unregistered common stock at $4.00 per share at the option of the holder. As of June 30, 2000, 3,500 shares of common stock have been issued by the Company in satisfaction of $10,000 in principal. No interest has been paid on the note.


(5)   Net Loss Per Common Share:

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.


(6)   Segments:

The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments as of 6/30/00:


                                          Paints         Household products
                                   -------------------  -------------------

Total assets                       $         1,024,066  $            71,473
                                   ===================  ===================
Revenues                           $               -    $            18,961
                                   ===================  ===================
Net loss from operations           $          (312,977) $           (26,621)
                                   ===================  ===================

Item 2.  Management Discussion and Analysis or Plan of Operation


OVERVIEW

     During 1999, R-Tec was a development stage company engaged in the acquisition and development of patented technology, the development of a business plan, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public ofering is for 1,250,000 shares of common stock to raise a maximum of $10,000,000. Since sales commenced, the Company sold 164,480 shares and raised $1,315,840. The offering closed.

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

   o    R-Tect 12 freon leak detecting coating.

   o R-Tect carbon reactive paint. Development of this product is expected to be complete by December, 2000 at an additional cost of $50,000.

   o During Phase 1, we will incur significant operating expenses. We do not expect to generate significant operating revenues for a period of at least six months after the completion of our offering.

   o During Phase 1 R-Tec will require manufacturing facilities, office space and warehouse space. These facilities may be purchased or leased and the manufacturing may be outsourced. We anticipate that we will remain in our existing office space for the coming year but will be required to expend additional funds on manufacturing and on warehouse space.

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

     The primary distributor of our protective coating products, Motors & Armatures, has placed an initial order for 5,000 kits of R-Tect 22 reactive paint at $44.00 per kit. We believe that Motors & Armatures will distribute R-Tect kits for R-Tect 12, R-Tect 22, and later R-Tect 134A reactive paints, primarily to organizations that will in turn sell them to air conditioning or refrigeration contractors. The original anticipated delivery date of R-Tect 22 to Motors & Armatures of October 31, 1999, was extended to February, 2000. That date has been extended again until after we commence operations. Motors & Armatures has advised us that it intends to create artwork for our products which it will be distributing and intends to hire an exclusive representative to work on the R-Tect product line. This specialist will travel with Motors & Armatures' sales representatives to train and educate its clients in the use of our products. Motors & Armatures has orally represented to us that it has allocated $156,000 for advertising in the first year for R-Tec's products and that it will also provide a direct mail campaign to reinforce the advertising program.

     In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fuits and vegetables. We received minimal revenues from the sale of Ripefully Yours in the second quarter of this year. We anticipate that the majority of the Company's revenues will be from the sale of Ripefully Yours.

         Motors & Armatures has proposed a six month test marketing program to determine the volume level of sales. It intends to promote R-Tec's products as both, leak detectors, and as preventative maintenance products.

         R-Tec's Efforts To Expand Commercial Use of Initial Products.

     During Phase 1, R-Tec also intends to pursue direct sales to end-users and the original equipment manufacturing market. We will also complete research and development of our remaining initial products and will pursue marketing of these products. Potential users include public utility companies, automotive, marine, aviation, aerospace companies, and commercial real estate owners and developers. We have identified government agencies and municipalities where our products can reduce maintenance, overhead and provide another means to detect harmful gases. We also intend to pursue licensing arrangements with select end-users.

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


FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for the Company's protective coatings and preservative product; production and pricing levels of important raw materials; difficulties or delays in the development, production, testing and marketing of products; and product margins and customer product acceptance.



Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The Company registered 1,250,000 shares of common stock on Form S-1 which was effective January 7, 2000. As of June 30, 2000, 166,819 shares were sold in the Company's public offering at $8.00 per share. The remaining 1,083,181 shares of the Company's common stock were deregistered on June 27, 2000. Fifty thousand dollars in commissions were paid to our underwriter. The proceeds were used as working capital.

One hundred thousand shares were issued to Muriel Kaiser in satisfaction of a promissory note for $850,000. An additional 5,750 shares were issued to George Ardolino, Joel Duggan and Torquato Tasso for services rendered to the Company. The share certificates contained restricted legends and were issued pursuant to exceptions from registration under Section 4(2) of the Security Act inasmuch as they were pursuant to private transactions.

Item 6. Exhibits and Reports on Form 8-K

                                     None.