Form 10QSB
period 2000-09-30
R TEC TECHNOLOGIES INC
filed 2000-11-15
CIK 1077890

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

             __X__ Quarterly Report Under Section 13 or 15(d) of The
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended: September 30, 2000.

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

Applicable only to corporate issuers

     As of November 10, 2000, the Company had outstanding 3,198,360 shares of its common stock.

                        Table of Contents to Form 10QSB


Part I - FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet September 30, 2000.......................4

         Statements of Operations -  Six Months
         Ended September 30, 1999 and September 30, 2000........5

         Statements of Cash Flows - Six Months
         Ended September 30, 1999 and September 30, 2000........6

         Notes to Financial Statements.........................10

Item 2.  Management's Discussion and Analysis or Plan
         of Operation..........................................11

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........None

Item 6.  Exhibits and Reports on Form 8-K....................None


Signatures....................................................17

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)



                          R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000




                See accompanying notes to financial statements.
                            R-TEC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                     ASSETS
                                                              September 30, 2000
Current assets
  Cash and cash equivalents                                 $            40,607
  Accounts receivable                                                    20,617
  Inventory                                                              53,005
  Prepaid expenses                                                       12,083
                                                            -------------------
         Total current assets                                           126,312

Equipment, net                                                           23,332

Other assets
  Patent, net                                                           794,639
  Deposits                                                                5,500
                                                             -------------------
         Total other assets                                             800,139

                                                             -------------------
Total Assets                                                $           949,783

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenss                      $            21,655
  Notes payable                                                          35,000
                                                             -------------------
           Total current liabilities                        $            56,655

Commitments and contingencies (Note 3)
Stockholders' equity
  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 3,198,360 shares issued and
    outstanding                                                              32
  Additional paid-in capital                                          2,102,828
  Accumulated deficit                                                (1,209,732)
                                                             -------------------
           Total stockholders' equity                                   893,128

                                                             -------------------
Total Liabilities and Stockholders' Equity                  $           949,783


                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three-Months Ended                 Nine-Months Ended
                                                                 September 30,                     September 30,

                                                             2000             1999              2000             1999
Revenue                                                $        38,515      $         -    $     57,476   $           -

Cost of revenues                                                 9,881                -          20,914               -
                                                       ---------------   ---------------   --------------  --------------
Gross profit                                                    28,634                -          36,562               -

Selling, general and administrative expenses                   170,323           101,264        515,984           302,938

                                                       ----------------  ---------------  ----------------  -------------
Loss from operations                                          (141,689)         (101,264)       (479,422)       (302,938)

Other income (expenses)
Other income                                                    15,161                -            20,332             -
Interest expense                                                  (744)           (12,000)         (7,779)        (36,000)
                                                       ----------------  ---------------  ----------------
Total other income (expenses)                                   14,417            (12,000)         12,553         (36,000)

                                                       ----------------  ---------------  ----------------
Net loss                                               $      (127,272)     $    (113,264) $     (466,869)  $     (338,938)

Net loss per common share                              $          (.04)     $        (.04) $         (.19)  $         (.12)

Weighted average common shares outstanding                   3,198,360          2,916,666       2,502,876         2,916,666

                                 See accompanying notes to financial statements

                            R-TEC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash and Cash Equivalents
                                  (Unaudited)




                                                                                   Nine-Months Ended September30,
                                                                                   ________________________________
                                                                                       2000              1999
                                                                                   --------------  ----------------
Cash flows from operating activities
  Net loss                                                                        $      (466,869) $       (338,938)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Unreimbursed expenses contributed to capital by shareholders                          1,584            14,500
      Stock issued for services                                                             3,000            -
      Salaries contributed by stockholders                                                 26,001            -
      Depreciation and amortization                                                        44,038            -
      Interest expense - amortization of discount on note payable                           -                36,000
      Increase in accounts receivable                                                     (20,617)           -
      Increase in inventory                                                               (53,005)           -
      Increase in prepaid assets                                                          (12,083)           -
      Increase in deposits                                                                 (3,500)           (1,000)
      Increase (decrease) in accounts payable and accrued expenses                       (110,649)           95,044
                                                                                  ---------------  ------------------
           Total adjustments                                                             (125,231)          144,544
                                                                                  ---------------  ------------------
        Net cash used in operating activities                                            (592,100)         (194,394)
Cash flows from investing activities
  Patent costs                                                                             (3,700)          (53,585)
  Purchase of equipment                                                                    (6,706)          (10,083)
        Net cash used in investing activities                                             (10,406)          (63,668)
                                                                                  ---------------- ------------------
Cash flows from financing activities
  Decrease (increase) in deferred offering costs                                           25,526          (297,926)
  Proceeds from notes payable                                                               -                80,000
  Repayments of notes payable                                                            (465,000)            -
  Increase (decrease) in due to stockholders                                             (252,416)          264,035
  Proceeds from sale of stock                                                           1,334,555             -
  Capital contributed by stockholders                                                       -               169,003
        Net cash provided by financing activities                                         642,665           215,112
                                                                                  ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                                       40,159          (42,950)
Cash and cash equivalents, beginning of period                                                448           43,500
                                                                                  ---------------  ----------------
Cash and cash equivalents, end of period                                          $        40,607  $           550
Supplemental disclosures of cash flow information                                 ---------------  ----------------
  Cash paid during the period for interest                                        $         4,750  $          -

Supplemental disclosures of noncash investing and financing activities:
  Issuance of common stock for repayment of debt                                           30,000             -
  Issuance of common stock in satisfaction of obligation                                  428,000             -

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



     The information presented herein as of September 30, 2000, and for the three and nine-months ended September 30, 2000 and 1999, is unaudited.

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

     Operating results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.


     () Stock Offering:

     During 1999 and 2000, the Company offered up to 1,250,000 shares of its common stock for sale at $8.00 per share. The Company sold 166,819 shares in 2000 and the offering was closed effective June 27, 2000.

     The Company has filed a proposed offering of up to 1,000,000 shares of its common stock for sale at $3.50 per share. There is no assurance the offering will become effective. Should the offering become effective, there is no assurance it will be successful.


     () Commitments and Contingencies:

     On April 14, 1999, the Company adopted a stock bonus plan and reserved 1,000,000 shares of its authorized but unissued common stock under this plan. In March 2000, the Company issued stock options for 190,000 shares at $8.00 per share to various employees and consultants. As of September 30, 2000, no options had been exercised.

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

     The Company is the defendant and plaintiff in a lawsuit with a vendor. The vendor alleges unpaid amounts due by the Company for services rendered. The Company has countersued for breech of contract and damages. The Company believes the vendor's suit is without merit and is vigorously defending its position, however there is no guarantee of a favorable outcome. The Company has not recorded any potential liability from this matter in the accompanying financial statements. () Patent Acquisition and Notes Payable:

     The Company purchased a patent from a related party on December 1, 1998, the terms of which were substantially modified in May 1999 and September 1999. In February 2000, the Company issued 100,000 shares of the Company's common stock and paid $450,000 in satisfaction of amounts owed under the purchase agreement.

     In June 1999, the Company borrowed $60,000. The promissory note is due in full within thirty days of $2 million being raised in the stock offering described in Note 2; or if $2 million is not raised the note is due in full on or before November 15, 2000. Interest at 8.5% is due monthly. As of September 30, 2000, $15,000 in principal had been paid by the Company.
Additionally, 5,000 shares of common stock have been issued by the Company in satisfaction of $20,000 in principal. No interest has been paid on the note.

     In June 1999, the Company also borrowed $20,000. The promissory note plus interest at 8.5% is due in full within thirty days of the completion of the stock offering described in Note 2 or is convertible into unregistered common stock at $4.00 per share at the option of the holder. As of September 30, 2000, 3,500 shares of common stock have been issued by the Company in satisfaction of $10,000 in principal. No interest has been paid on the note.


     (5) Net Loss Per Common Share:

     Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.


     (6) Segments:

     The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments as of September 30, 2000:

                                              Paints         Household products
                                       ___________________   __________________

Total assets                           $     855,333        $            94,450
                                       ___________________  ___________________
Revenues                               $         -          $            57,476
                                       ___________________  ___________________
Net loss from operations               $    (448,180)       $           (18,689)
                                       ___________________  ___________________

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



The information presented herein as of June 30, 2000, and for the three and six-months ended September 30, 2000 and 1999, is unaudited.

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

 The Company is the defendant and counter-plaintiff in a lawsuit with a vendor. The vendor alleges unpaid amounts due by the Company for services rendered. The Company has countersued for breech of contract and damages. The Company believes the vendor's suit is without merit and is vigorously defending its position, however there is no guarantee of a favorable outcome. The Company has not recorded any potential liability from this matter in the accompanying financial statements. 7

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



(4) Patent Acquisition and Notes Payable:

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
                                   ===================  ===================

Item 2.  Management Discussion and Analysis or Plan of Operation


OVERVIEW

     During 1999, R-Tec was a development stage company engaged in the acquisition and development of patented technology, the development of a business plan, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public ofering is for 1,250,000 shares of common stock to raise a maximum of $10,000,000. Since sales commenced, the Company sold 166,819 shares and raised $1,334,555. The offering closed in April, 2000.

     On October 27, 2000, we filed form SB-2 to register 1,000,000 of its common shares at an anticipated sale price of $3.50 per share. The proceeds of the offering will be used to pay research and development expenses, salaries, marketing and general administrative expenses. There is no assurance that this offering will be successful. Should this offering prove unsuccessful, it would be necessary for us to obtain financing from some other source in order to continue operation.

     R-Tec has operated at a loss from inception, incurring a loss of $127,272 during the three months ended September 30, 2000. In order to achieve profitable operations, we will have to successfully manufacture, distribute and commercialize our initial products. We will also have to secure all intellectual property rights. For these reasons it is difficult for R-Tec to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

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

     In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fuits and vegetables. We received minimal revenues ($38,515) from the sale of Ripefully Yours in the third quarter of this year. We anticipate that the majority of the Company's revenues will be from the sale of Ripefully Yours.

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

Exhibit     Description                                      Page

   (2)      Plan of Acquisition, Reorganization,
              Arrangement, Liquidation or Succession.........None

   (4)      Instruments defining the Rights of
              Security Holders...............................None

  (10)      Material Contracts...............................None

  (11)      Statement re: Computation of Per Share
            Earnings......................................Note 5,
                                                        Financial
                                                       Statements

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

  (19)      Report Furnished to Security Holders............None

  (22)      Published Report re: Matters Submitted
              to Vote of Security Holders...................None

  (23)      Consents of Experts and Counsel.................None

  (24)      Power of Attorney...............................None

 *(27)      Financial Data Schedule...........................18

  (99)      Additional Exhibits.............................None

* Filed herewith.

(b) Reports on Form 8-K:                                    None

Signatures....................................................17

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R-Tec Technologies, Inc.


Dated: November 14, 2000      By:   /s/ Philip Lacqua
                                 ------------------------
                                 Philip Lacqua, President
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director