Form 10KSB
period 2000-12-31
R TEC TECHNOLOGIES INC
filed 2001-05-17
CIK 1077890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual report under section 13 or 15 (D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

   None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._X_

State issuer's revenues for its most recent fiscal year: $76,676.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 15, 2001, was approximately $1,143,432.

The number of shares of the Company's common stock, par value $.00001 per share, outstanding as of May 15, 2001, was 3,373,735.

                     Transitional Small Business Disclosure
                               Format (Check One)
                                  Yes____ No X

Part I

Item 1.  Description of Business

History of Our Company

         R-Tec was incorporated under the laws of the State of New Jersey on October 22, 1998. We have no significant assets with the exception of its patents. Its activities have been limited to organizational matters, product research, developing a corporate business plan, patent filings, and negotiating license agreements.

Our Business

         R-Tec was formed to develop and manufacture reactive paints and other products to coat pipe junctions. Once sealed with the paint, gas escaping through the painted junction, causes a chemical reaction resulting in a visible color change of the paint. We are also selling a product which retards fruit spoilage, Ripefully Yours, and are developing an anti-microbial filter product. development and

         For example, during the manufacture and installation of air conditioning and refrigeration systems, the manufacturer or installer may apply our product, R-Tect 22, to the joints of the system. R-Tect 22 placed externally on the system, waits for leaking gas to pass through it. When a leak occurs at a coated joint, the blue paint should change to a bright florescent yellow, identifying a leak from the inside out. R-Tect 22 does not react with gases in the air surrounding the pipe. Thus, the exact location of the leak is identified. R-Tect 22 not only detects gas leaks from a system, but also we believe, based on the tests we have performed, neutralizes limited amounts of the chloroflurocarbons passing through the paint by removing the chlorine and fluoride from the gas, making the gas inert and possibly harmless to the ozone layer. Freon gas is also trapped in our paint as it escapes from the leaking pipe. A chemical which reacts with the freon causes it to change its structure through a polymer which traps the chemical and prevents the release of harmful gases into the air.

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

         Our Ripefully Yours product, which removes ethalene gas from your refrigerator while acting as a deodorizer. The removal of ethalene gas is believed to keep your produce from spoiling, wilting or browning for up to six weeks. It has been sold in 33 grocery chains located in the northeast and midatlanic U.S. and the Caribbean. The product is packaged by Pac- rite in Passaic, New Jersey. Currently, the Company spends bulk of its time actively marketing this product. If financially feasible, the Company hopes to develop advertising campaign to aid its marketing efforts as soon as possible. The Company also expects sales to continue growing and coverage expanding.

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

Item 3.  Legal Proceedings

We are both a defendant and counterclaimant to a lawsuit filed in the Superior Court of Morris County, New Jersey. The Complaint was filed on January 13, 2000 and the answer and counterclaim on February 22, 2000. On March 9th an amended complaint was filed. IBS Interactive, Inc., is the plaintiff. The complaint is for unjust enrichment and breach of contract for non-payment of services regarding the Company's web site in the amount of $120,129. The counterclaim is for business disruption, economic loss, breach of contract and the Unfair Debt Collection Practices Act.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of R-Tec's security holders during the fourth quarter of R-Tec's fiscal year.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

In June, 2000 the Company's securities began trading on the OTC Bulletin Board under the symbol RTTC. Since the commencement of trading of the Company's securities, there has been an extremely limited market for its securities.. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board.


                                    High               Low
2000          First Quarter        $   n/a           $   n/a
              Second Quarter       $  8.25           $  8.25
              Third Quarter        $  4.77           $  4.73
              Fourth Quarter       $  3.05           $  2.95



The approximate number of holders of record of common stock is 244. No dividends have been declared to date. The future dividend policy will depend upon R-Tec's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Special Note Regarding Forward Looking Statements

This annual report on Form 10-KSB of R-Tec Technologies, Inc. for the year ended December 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business,and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, R-Tec expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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


Item 6.  Management Discussion and Analysis or Plan of Operation

OVERVIEW

     During 2000, R-Tec was a development stage company engaged in the acquisition and development of patented technology, the development of a business plan, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public offering was for 1,250,000 shares of common stock to raise a maximum of $10,000,000. The Company sold 164,480 shares and raised $1,315,840.

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

      In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fuits and vegetables. We received minimal revenues from the sale of Ripefully Yours during the fiscal year ended December 31, 2000.

Item 7. Financial Statements.




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors,
R-Tec Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of R-Tec Technologies, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has experienced a significant operating loss and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gainesville, Florida
May 7, 2001

                            R-TEC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets

  Cash and cash equivalents                                 $            11,539
  Accounts receivable                                                     6,376
  Inventory                                                              30,882
  Prepaid expenses                                                        7,572
                                                            -------------------
           Total current assets                                          56,369

Property and  equipment, net of accumulated
  depreciation of $10,842                                                20,247
                                                             ------------------

Other assets

  Patent, net of accumulated amortization of $108,531                   782,133
  Deposits                                                                5,500
                                                            -------------------
         Total other assets                                             787,633
                                                            -------------------
Total Assets                                                $           864,249
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                     $            75,398
  Notes and loans payable                                               126,000
                                                            -------------------
           Total current liabilities                                    201,398
                                                            -------------------
Commitments and contingencies (Note 3)

Stockholders' equity
  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 3,208,735 shares issued and
    outstanding                                                              32
  Additional paid-in capital                                          2,122,828
  Accumulated deficit                                                (1,460,009)
                                                             -------------------
           Total stockholders' equity                                   662,851
                                                             -------------------
Total Liabilities and Stockholders' Equity                  $           864,249
                                                            ====================


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000              1999
                                                  -------------    -------------

Revenues                                          $      75,676    $       -

Cost of revenues                                         65,701            -

                                                     -----------    -----------
Gross profit                                              9,975            -

Selling, general and administrative expenses            736,290         469,081

                                                   ------------    -------------
Loss from operations                                   (726,315)       (469,081)
                                                   ------------    -------------

Other income (expense)
  Other income                                          20,092            -
  Interest expense                                      (10,922)        (33,296)
                                                   ------------      -----------
     Total other income (expense)                        9,170          (33,296)
                                                   ------------      -----------
Net loss                                         $    (717,145)    $   (502,377)
                                                  =============    =============
Net loss per common share                        $        (.23)    $       (.17)

Weighted average common shares outstanding           3,165,464        2,916,666
                                                  ============      ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            R-TEC TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                    Additional                                              Total
                                               Common Stock         Paid-In     Due from           Accumulated       Stockholders'
                                      --------------------------
                                        Shares       Par Value      Capital     Stockholders         Deficit              Equity
                                       ---------     ---------   ------------  ------------       -----------      --------------
                                                                                                                   C>

Balance, December 31, 1998               2,916,666   $     29   $     419,971   $    (96,160)     $  (240,487)     $      83,353

Additional capital contributed
by stockholders                               -            -          154,755         96,160               -             250,915

Net loss                                      -            -                -              -         (502,377)          (502,377)

                                       -----------   --------      -----------  -------------       ----------       -----------
Balance, December 31, 1999              2,916,666          29         574,726              -         (742,864)          (168,109)

Common stock sold                         167,194           2         994,026              -              -              994,028

Common stock issued for services           10,375           -          23,000              -              -               23,000

Common stock issued in satisfaction
  of obligations                          114,500           1         457,999              -              -              458,000

Additional capital contributed by
  stockholders                                 -            -          73,077              -              -              73,077

Net loss                                       -            -              -               -         (717,145)         (717,145)
                                       -------------     -------  -----------   -------------    ------------      --------------
Balance, December 31, 2000              3,208,735       $  32    $   2,122,828    $        -       $(1,440,009)   $      662,851

                                     ===============     =======   ============ ==============    =============   ===============



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                Increase (Decrease) In Cash and Cash Equivalents


                                                                        2000            1999
                                                                   ------------    -------------
Cash flows from operating activities

  Net loss                                                      $      (717,145)   $    (502,377)
                                                                ----------------   --------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Unreimbursed expenses contributed to
        capital by shareholders                                              -           117,462
      Stock issued for services                                          23,000           28,000
      Salaries contributed by stockholders                               26,000            -
      Depreciation and amortization                                      67,007           52,365
      Interest expense - amortization of
        discount on note payable                                             -            31,250
      Increase in accounts receivable                                    (6,376)               -
      Increase in inventory                                             (30,882)               -
      Increase in prepaid expenses                                       (7,572)               -
      Increase in deposits                                               (3,500)          (1,000)
      Increase (decrease) in accounts payable and
        accrued expenses                                                (59,907)         128,161
                                                                 ---------------    ------------
           Total adjustments                                              7,770          356,238
                                                                 ---------------    ------------
        Net cash used in operating activities                          (709,375)         (146,139)
Cash flows from investing activities                             ---------------     ------------

  Patent costs                                                          (11,079)         (64,585)
  Purchase of property and equipment                                     (6,705)          (9,384)
                                                                  --------------     ------------
        Net cash used in investing activities                           (17,784)         (73,969)
Cash flows from financing activities                              --------------     ------------

  Decrease (increase) in deferred offering costs                         25,361         (320,888)
  Proceeds from notes payable                                            91,000           80,000
  Repayments of notes payable                                          (460,250)           -
  Increase (decrease) in due to stockholders                           (284,491)         284,491
  Proceeds from sale of stock                                         1,334,555            -
  Capital contributed by stockholders                                    32,075          133,453
                                                                   -------------     ------------
        Net cash provided by financing activities                       738,250          177,056
Net increase (decrease) in cash                                  ---------------     ------------
  and cash equivalents                                                   11,091          (43,052)
Cash and cash equivalents, beginning of year                                448           43,500
                                                                 ---------------     ------------
Cash and cash equivalents, end of year                          $        11,539  $           448
Supplemental disclosure of cash flow information                ===============  ================

  Cash paid during the year for interest                        $         7,150  $            -

Supplemental disclosures of noncash
  investing and financing activities

    Issuance of common stock for repayment of debt                       30,000               -
    Issuance of common stock in satisfaction of obligation              428,000               -
    Vehicle contributed by stockholder                                   15,000               -

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



(1)   Summary of Significant Accounting Policies:




The following is a summary of the more significant accounting policies and practices of R-Tec Technologies, Inc. and subsidiary (the Company) which affect the accompanying consolidated financial statements.

      (a) Organization and operations--The Company was incorporated on October 22, 1998, to commercialize and advance the technology of a recently obtained patent on a type of paint that can detect certain gases. The
      Company plans to pursue other applications of this technology. Additionally, the Company is engaged in the manufacture and sales of a household product called "Ripefully Yours". This product accounted for all of the sales in 2000. The primary market for Ripefully Yours is retail grocery stores.

      (b) Presentation--The consolidated financial statements include the Company and its wholly owned subsidiary. In July 1999, the Company's founding shareholders incorporated Ripefully Yours, Inc. On February 22, 2000, these shareholders amended the articles of incorporation of Ripefully Yours, Inc. to reflect all the outstanding common stock of Ripefully Yours, Inc. as owned by the Company. No value was assigned to this transaction as Ripefully Yours, Inc. had no assets and no operations. The accompanying financial statements reflect this subsidiary of the Company from the date of its inception. All intercompany accounts and transactions have been eliminated. Prior to January 1, 2000, the Company was considered a development stage enterprise.

      (c) Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Cash and cash equivalents--For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (e) Inventory--Inventory is stated at lower of cost (first-in, first-out) or market.

      (f) Property and equipment--Property and equipment is recorded at cost. Depreciation is calculated using straight-line and accelerated methods over the useful lives of the assets, ranging from 3 to 7 years. The Company recorded depreciation expense of $8,318 and $2,524 at December 31, 2000 and 1999, respectively.

      (g) Deferred offering costs--Costs directly attributable to the stock offering as described in Note 2 are deferred and offset against the proceeds from the offering if successful or expensed if the offering is not successful.

      (h) Patent--Patents are recorded at the cost of acquisition if purchased or if developed internally, the accumulation of the direct costs incurred to obtain the patent. These assets are being amortized using the straight-line method over their estimated useful life of fifteen years. The Company recorded amortization expense of $58,690 and $49,841 at December 31, 2000 and 1999, respectively.

      -------------------------------------------

      (i) Deferred income taxes--Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      (j) Loss per common share--Loss per common share is computed using the weighted average number of shares outstanding during each period presented in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share.

     (k) Start-up costs--The initial costs incurred to organize the Company were expensed when incurred.

      (l)   Advertising--Advertising   costs  are  charged  to  operations  when
      incurred. Advertising expense was $42,413 for the year ended December 31, 2000.

     (m) Revenue recognition--The Company recognizes revenue at the time an ordered product is delivered to the customer.

(2)    Stock Offering:

During 1999 and 2000, the Company offered up to 1,250,000 shares of its common stock for sale at $8.00 per share. The Company sold 167,194 shares in 2000 and the offering was closed effective June 27, 2000.

(3)    Commitments and Contingencies:

The Company has entered into a five year exclusive manufacturing agreement with a specialty chemical manufacturer for certain of the Company's initial products expiring in October 2003.

In September 1999, the Company entered into two year employment contracts with its two principal officers for total annual salaries of $100,000.

In March 2000, the Company entered into an office lease at a monthly rate of $2,171. This lease expires March 2002. Rent expense for this and other operating leases was $23,947 for 2000 and $24,000 for 1999.

In connection with the public offering as described in Note 2, the Company entered into an agreement with a placement agent contingent on the Company raising at least $1 million. The Company agreed to pay the placement agent 9% of the amount raised plus 2.25% of the amount raised for nonaccountable expenses and issued warrants to purchase 12,500 shares at $13.20 per share on a pro rata basis for each

$1 million raised. The warrants expired in five years. The Company
canceled  the  agreement,   including  the  warrants,   and  paid  $50,000  upon
cancellation.

In connection with the public offering as described in Note 2, the Company entered into an agreement with a financial consultant contingent on the Company raising at least $2 million in capital. The consultant will be paid $2,000 per month plus expenses during the first twelve months following the Company raising $2 million in capital. The agreement renews for an additional year unless canceled at the end of the initial year. This agreement was cancelled during 2000.

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

(4)   Inventory:

Inventory consists of the following:

     Finished goods                                             $         8,333
     Raw materials                                                       14,040
     Packing materials                                                    8,509
                                                               ----------------
                                                                $        30,882
                                                                ===============
(5) Property and Equipment:

Property and equipment consist of the following:

     Office equipment                                           $        12,549
     Vehicle                                                             15,000
     Leasehold improvements                                               3,540
                                                                ---------------
                                                                         31,089
     Less:  Accumulated depreciation                                    (10,842)
                                                                ----------------
                                                                $        20,247
                                                                ===============
(6)    Patent Acquisition and Notes Payable:

The Company purchased a patent from a related party on December 1, 1998, the terms of which were substantially modified in May 1999 and September 1999. In February 2000, the Company issued 100,000 shares of the Company's common stock and paid $450,000 in satisfaction of amounts owed under the purchase agreement. The 100,000 shares issued were valued at 50% of the current trading price due to the restricted nature of the shares and the lack of marketability.

      -------------------------------------

In June 1999, the Company borrowed $60,000. The promissory note is due on demand. Interest at 8.5% is due monthly. As of December, 2000, $15,000 in principal had been paid by the Company. Additionally, 5,000 shares of common stock have been issued by the Company in satisfaction of $20,000 in principal. No interest has been paid on the note.

In June 1999, the Company also borrowed $20,000. The promissory note plus interest at 8.5% is due on demand or is convertible into unregistered common stock at $4.00 per share at the option of the holder. As of December, 2000, 3,500 shares of common stock have been issued by the Company in satisfaction of $10,000 in principal. No interest has been paid on the note.

In October 2000, the Company entered into a revolving loan agreement with an investment company. At December 31, 2000, the Company owes $36,000 to this company on demand. The loan includes interest at approximately 10% and is collateralized by accounts receivable, inventory and personal guarantees of the Company's officers.

In December 2000, an individual loaned the Company $55,000 on a short term basis. There are no stated terms and the loan is noninterest bearing.

(7)   Income Taxes:

No provision of income taxes has been recorded for 2000 or 1999 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes and differences in lives and depreciation methods for property and equipment and intangible assets. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net operating losses against future taxable income. The components of deferred tax assets at December 31, 2000, consist of the following:

     Deferred tax assets:
       Net operating loss                                       $       218,000
       Deferred start up costs and other temporary differences          160,000
       Valuation allowance                                             (378,000)
              Net deferred tax asset                            ----------------
                                                                 $            -
                                                                 ===============

The Company has operating losses of approximately $837,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018.



(8)    Related Party Transactions:

Certain unreimbursed administrative expenses of the Company were incurred by the founding shareholders. The Company recorded $174,212 as administrative fees to stockholders expense; a liability due to stockholders in the amount of $284,491; and $65,111 as an increase in additional paid in capital for the year ended December 31, 1999.

      ---------------------------

The Company purchased a patent under terms described in Note 6 from a relative of a shareholder/officer of the Company. The Company owed this related party 100,000 shares of common stock and $450,000 at December 31, 1999.

Certain stockholders of the Company contributed capital totaling $73,077 during 2000. This amount was comprised of cash of $32,077, a vehicle valued at $15,000 and salaries of $26,000.

(9)   Concentrations of Credit Risk:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

      (a) Demand deposits--The Company has demand deposits in one bank, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The bank balance was $16,372 at December 31, 2000. The Company has no policy of requiring collateral or other security to support its deposits.

      (b) Accounts receivable--The Company's accounts receivable consist of amounts due primarily from retail grocery stores located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivables.

(10)  Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 Disclosures about Fair Values of Financial Instruments requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 2000:

                                                               2000

                                                Carrying Amount       Fair Value

   Financial Assets
     Cash and cash equivalents               $        11,539    $        11,539
     Accounts receivable                               6,376              6,376
                                             ---------------      --------------
            Total financial assets           $        17,915    $        17,915

   Financial Liabilities
     Accounts payable and accrued expenses   $        75,398    $        75,398
     Notes and loans payable                         126,000            126,000
                                              --------------      --------------
       Total financial  liabilities               $ 201,398     $       201,398
                                              =============      ===============

The fair value of financial instruments approximates carrying value due to the short-term maturity of the instruments.

(11)  Segments:

The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments:


                                                   2000                                 1999
                                         -----------------------    -----------------------------------

                                                       Household                        Household
                                         Paints        Products       Paints            Products
                                 -----------------    -----------    -----------  ---------------------

  Total assets                   $     801,070      $    63,179    $  1,204,940    $          -
                                 =============      ===========    ============    ====================
  Revenues                       $           -      $    75,676    $          -    $          -
                                 =============      ===========    ============    ====================
  Net loss from operations       $    (664,008)     $   (53,138)   $   (502,377)   $          -
                                 =============      ===========    ============    ====================


(12)  Stock Option Plan:


The Company Stock Option Plan was adopted effective April 15, 1999. The plan allows for the issuance of options for up to 1,000,000 shares of common stock as incentive and/or nonqualified stock options to certain employees and directors. Stock options are granted to key employees and directors at the discretion of the compensation committee or Board of Directors. The exercise price of the options shall not be less than 100% of the fair market value of the shares on the date the option is granted.

During 2000, the Company issued options for 190,000 shares to employees and directors at an exercise price of $8.00 per share, which was deemed to be 100% of the fair market value of the stock at the date of award. These options are immediately vested and expire five years from the date of award. During 2000, options for 95,000 of these shares were cancelled. As of December 31, 2000, no options had been exercised.

The  Company  applies  APB  Opinion  No.  25,  Accounting  for  Stock  Issued to
Employees, in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for the employee options issued to date.

Under Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS 123) the fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate 6.25%; no dividend yield; expected life two and one-half years; no expected volatility. There was no compensation cost related to these options.

(13)  Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $717,145 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $145,000. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to enable the Company to reach a profitable position.
Additionally, the Company continues to pursue relationships with strategic partners who can assist the Company with marketing, sales and financing issues. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(14)    Subsequent Events:

In March, 2001, the Company sold 150,000 shares of restricted stock to an individual for $75,000. Related to this sale, the Company issued 15,000 shares of restricted stock valued at $7,500 as a finders fee to an investment company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item     9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act.

The names, addresses, ages and respective positions of the current directors and officers of R-Tec are as follows:

Name                                    Age           Position

Philip Lacqua                           52            President, Treasurer and
1127 83rd Street                                      Director
Brooklyn, New York  11228

Nancy Vitolo                            37            Vice President, Secretary
290 Green Road                                        and Director
Sparta, New Jersey  07871

Damon E. Palmer                         36            Director
8380 SW 39 Court
Davie, Florida  33328

Shawn P. Walsh                          25            Director
538 Wren Way
Branchburg, New Jersey  08876

         Each director is elected for a period of one year and serves until his successor is elected by our shareholders. We have no independent compensation committee.

         Philip Lacqua, age 52, will serve as the President, Treasurer and as a Director of R-Tec. His duties will include responsibility for the overall management of R-Tec and sales. Mr. Lacqua was awarded a Bachelor of Science degree from Central College of Iowa in 1970 with a major in Political Science.

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

     Nancy Vitolo, age 37, will serve as a Vice President, Secretary and as a Director of R-Tec. As such her duties will include public relations. Ms. Vitolo owned and was employed by Garden State Heating and Air Conditioning Corporation as a secretary from 1991 until February, 1998. Garden State became one of the top 50 Bryant/Carrier Dealers in gross sales in the continental U.S. and Canada. Beginning in March 1998, Ms. Vitolo worked with R-Tec as a consultant until she became an employee in April, 1999. Ms. Vitolo was a sales representative for Yves Saint Laurent for the ten years prior to her association with Garden State.

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

         Damon E. Palmer, age 36, was elected to serve as a director of R-Tec on April 14, 1999, and is also a member of the Compensation and Audit Committees of the Board. Mr. Palmer is Vice President and Chief Financial Officer of Trinity Industrial Services, a computer consulting company, since 1998. From 1996 until 1998 he was Controller of Marine Technical Services, which was formed by Mr. Lacqua. Between 1994 and 1996 he was an office administrator for Edward Jones, C.P.A. From 1989 until 1994 he was a manager of a branch of the Glidden Company, which engaged in the business of manufacturing and selling paint products.

         Shawn P. Walsh, age 25, was elected to serve as a director on April 14, 1999. He graduated from Johns Hopkins University in Baltimore, Maryland in 1996 with a Bachelor of Science degree in Chemistry. He worked for R.W. Johnson Pharmaceutical Research Institute in Raritan, New Jersey from December 1996 to March 1999 as a scientist.


Key Employees And Consultants

         The following biographical information relates to our consultants:

            Name                                Position

            Stewart R. Kaiser                   Consultant
            Shawn P. Walsh                      Scientific Consultant, Director
            Robert J. Verdicchio                Scientific Consultant

     Stewart R. Kaiser, age 34, is a graduate of Union County Technical College in Scotch Plains, New Jersey, receiving a degree in the Heating, Ventilation and Air Conditioning Mechanical Program. Mr. Kaiser was employed by Garden State Air Conditioning and Heating from 1991 until February 1998 as a Mechanical Contracting Supervisor. From March, 1998 until the present Mr. Kaiser worked as a consultant for R-Tec. Mr. Kaiser was one of three inventors of the patented proprietary technology which has been assigned to R-Tec. Mr. Kaiser has no ownership rights to the patent by virtue of his assignment of all of his rights to Mrs. Kaiser. Mr. Kaiser is the husband of Nancy Vitolo, and the son of Muriel Kaiser. Mr. Kaiser has no ownership rights to the patent. On November 4, 1998, Mr. Kaiser filed for Chapter 7 Bankruptcy protection in the United States Bankruptcy Court, District of New Jersey. On December 16, 1998, he voluntarily withdrew his Bankruptcy Petition.

         R-Tec has a one year Consulting Agreement with Stewart R. Kaiser, which terminates on January 1, 2000. Mr. Kaiser has been engaged to perform consulting services regarding scientific experiments and research on reactive paints. R-Tec is to pay Mr. Kaiser $1,000 per month for a total of $12,000 plus all reasonable out of pocket expenses.

         Robert J. Verdicchio, age 66, has been employed by Verdi Enterprises, Inc., a chemical consulting company of Succasunna, New Jersey, of which he is the principal owner since January, 1996. He was employed by Johnson and Johnson Consumer Products in Skillman, New Jersey ,from 1973 until his retirement in 1995. He has been engaged in the development of the patented technology since 1996 and has worked for R-Tec as a consultant since July 1996. He received a Ph.D. in Metaphysical Science in 1994 from the University of Metaphysics in Los Angeles, California, a Master of Science degree in 1990 from Fairleigh Dickinson University, and a Bachelor of Science degree in Organic Chemistry in 1962 from Rutgers University. He was one of three inventors of the patented proprietary technology which has been assigned to R-Tec. Dr. Verdicchio has no ownership rights to the patent by virtue of his assignment of all of his rights to Mrs. Kaiser. Dr. Verdicchio has agreed to consult for R-Tec on an as needed basis.

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

Beneficial Owner Reporting Compliance

None

Item 10.  Executive Compensation

     R-Tec has not paid any compensation since its incorporation to its executive officers and directors. We have no independent compensation committee. R-Tec has entered into employment agreements dated September 23, 1999 with Marc
M. Scola, Nancy Vitolo and Philip Lacqua, who are officers and directors of R-Tec. The agreement with Mr. Scola provides for the payment of $50,000 plus bonus per year for a two-year term and will commence upon the sale of the minimum number of shares. Mr. Scola was employed as vice president, director and General Counsel of R-Tec. Mr. Scola waived his salary due under the agreement through September 23, 1999. Mr. Scola resigned on April 4, 2000 as vice president, director and General Counsel of R-Tec.

     The employment agreement with Ms. Vitolo provides for the payment of $50,000 plus bonus per year for a two-year term and will also commence upon the sale of the minimum number of shares. Ms. Vitolo is employed as Vice President, Secretary and director of R-Tec. Ms. Vitolo waived her salary due under the agreement through September 23, 1999.

     The employment agreement with Mr. Lacqua provides for the payment of $50,000 plus bonus per year for a five year term and will commence upon sale of the minimum number of shares. Mr. Lacqua is employed as President, Treasurer and director of R-Tec. Mr. Lacqua waived his salary due under the agreement through September 23, 1999.

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


Summary Compensation Table

                                                                       Long Term Compensation
                                                                        ----------------------
                            Annual Compensation                             Awards           Payouts
                            -------------------                             ------           -------
Name                                              Other                    Securities
and                                               Annual     Restricted    Underlying    LTIP      All Other
Principal                                         Compen-    Stock         Options/      Payouts   Compen-
Position               Year  Salary($)  Bonus($)  sation($)   Awards ($)    SARs          ($)        sation($)
----------------------------------------------------------------------------------------------------------------------

Philip Lacqua         1998     ---        ---       ----      ----          ----              ----       ----
President, Treasurer  1999     $12,500    ---       ----      ----          ----              ----       ----
                      2000     $48,000    ---       ----      ----          ----              ----       ----

Nancy Vitolo
Secretary             1998       ---        ---       ----      ----          ----              ----       ----
                      1999     $12,500      ---       ----      ----          ----              ----       ----
                      2000     $48,000     ---       ----      ----          ----              ----       ----

Damon E. Palmer
Director              1998    ---         ---       ----      ----          ----               ----      ----
                      1999    ---         ---       ----      ----          ----               ----      ----
                      2000    ---         ---       ----      ----          20,000 shares      ----      ----

Shawn P. Walsh-
Director              1998    ---         ---       ----      ----          ----               ----      ----
                      1999    ---         ---       ----      ----          ----               ----      ----
                      2000    ---         ---       ----      ----          20,000 shares      ----      ----

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents the shares of common stock of R-Tec owned of record or beneficially by each person known to own more than 5% of R-Tec's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

Title         Name and                      Amt and                 Percent
of            Address                       Nature of                of
Class         Beneficial Owner              Beneficial Ownership    Class

Common        Philip Lacqua,                             972,222      28.81%
Stock         1127 83rd Street
              Brooklyn, New York 11228
              Director,
              President
              Treasurer

Common        Nancy Vitolo                               972,222     28.81%
Stock         290 Green Road
              Sparta, New Jersey  07871
              Director
              Vice President
              Secretary

Common        Damon E. Palmer                               h 0           0%
Stock         8380 SW 39 Court
              Davie, Florida 33328
              Director

Common        Shawn P. Walsh
Stock         538 Wren Way
              Branchburg, New Jersey  08876                  0           0%
              Director

All Officers and
Directors as a Group                                   1,944,444

Item 12.  Certain Relationships and Related Transactions

     Mr. Lacqua, and Ms. Vitolo own 1,944,444 shares. They contributed $574,726 in capital through December 31 1999. As of April 1, 2000, $96,160 of this amount is due pursuant to a promissory note from Ms. Vitolo bearing interest at 6.0% per annum.

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

     10.30***** Employment Agreement of Philip Lacqua dated September 23, 1999.

     10.31***** Revised Escrow Agreement with Bank of New York.

     10.32***** Addendum to Patent Agreement of Muriel Kaiser dated May 10,
                1999.

     10.33***** Promissory Note dated September 28, 1999 between Michael
                Selitto and R-Tec Technologies, Inc.

     10.34+     R-Tec office lease with Haas Laser Technologies

     10.35+     Amended Consulting Contract with Stanton Leigh Corp.

     10.36+     Thornhill Contract

     10.37+     Amended Thornhill Contract

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

     23.3*****  Consent of Motors and Armatures.

(22)Published report regarding matters submitted to vote..................None

(24)Power of Attorney.....................................................None


(99)Additional Exhibits...................................................None


*  Previously filed with Form S-1
**Previously filed WITH  Form S-1 on June 11, 1999
***Previously filed with From S-1 on July 12, 1999
**** Previously filed with Form S-1 on July 26, 1999
*****Previously filed with Form S-1 on October 11, 1999
+ Previously filed with Form 10KSB filed April 15, 2000

Filings on Form 8-K

None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    R-Tec Technologies, Inc.

Date: May 16, 2001

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

Date:May 16, 2001                                   By:/s/Philip Lacqua
                                                     -----------------------
                                                     Philip Lacqua, President,
                                                     CEO, CFO, Director

Date: May 16, 2001                                 By:/s/Nancy Vitolo
                                                     -----------------------
                                                     Nancy Vitolo,
                                                     Secretary, Director,

Date: May 16, 2001                                  By:/s/Damon Palmer
                                                     ----------------------
                                                     Damon E. Palmer,  Director

Date:May 16, 2001                                  By:
                                                     ----------------------
                                                     Shawn P. Walsh,
                                                     Director