Form 10QSB
period 2001-03-31
R TEC TECHNOLOGIES INC
filed 2001-05-21
CIK 1077890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

             __X__ Quarterly Report Under Section 13 or 15(d) of The
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended: March 31, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Applicable only to corporate issuers

As of May 15, 2001, the Company had outstanding 3,373,735 shares of its common stock.

Index to Form 10QSB


Part I - FINANCIAL INFORMATION                               Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet March 31, 2001...........................3

         Statements of Operations - Three Months
         Ended March 31, 2001 and 2000..........................5

         Statements of Cash Flows - Three Months
         Ended March 31, 2001 and 2000..........................6

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

Exhibit     Description                                      Page

   (2)      Plan of Acquisition, Reorganization,
              Arrangement, Liquidation or Succession.........None

   (4)      Instruments defining the Rights of
              Security Holders...............................None

  (10)      Material Contracts...............................None

  (11)   Statement re: Computation of Per Share
              Earnings....................................Note 4,
                                                        Financial
                                                       Statements

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

  (19)      Report Furnished to Security Holders............None

  (22)      Published Report re: Matters Submitted
              to Vote of Security Holders...................None

  (23)      Consents of Experts and Counsel.................None

  (24)      Power of Attorney...............................None

  (99)      Additional Exhibits.............................None


(b) Reports on Form 8-K:
         None

Signatures.....................................................10

Item 1.  Financial Statements

                            R-TEC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                               March 31, 2001
                                                            --------------------
Current assets
  Cash and cash equivalents                                 $            14,846
  Accounts receivable                                                    10,243
  Inventory                                                              21,830
  Prepaid expenses                                                        1,868
                                                             -------------------
         Total current assets                                            48,787
                                                             -------------------
Property and equipment, net                                              18,042
                                                             -------------------
Other assets
  Patent, net                                                           767,345
  Deposits                                                                5,500
                                                             -------------------
         Total other assets                                             772,845
                                                             -------------------
Total Assets                                                $           839,674
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                     $            54,316
  Notes and loans payable                                               175,850
                                                             -------------------
           Total current liabilities                                    230,166
                                                             -------------------
Commitments and contingencies (Note 3)

Stockholders' equity

  Common stock, par value $.00001 per share, 50,000,000
    shares authorized, 3,373,735 shares issued and
    outstanding                                                              34
  Additional paid-in capital                                          2,197,827
  Accumulated deficit                                                (1,588,353)
                                                             -------------------
           Total stockholders' equity                                   609,508
                                                             -------------------
Total Liabilities and Stockholders' Equity                  $           839,674
                                                             ==================


                 See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three-Months Ended
                                                       March 31,
                                                   -----------------------------
                                                         2001              2000
                                                   -------------   -------------

Revenue                                         $        22,046  $          -

Cost of revenues                                         14,966             -

                                                 ---------------  --------------
Gross profit                                              7,080             -

Selling, general and administrative expenses            131,980         171,708

                                                  --------------     -----------
Loss from operations                                   (124,900)       (171,708)
                                                  --------------     -----------
Other income (expenses)

  Other income                                           -                2,485
  Interest expense                                       (3,444)         (6,291)
                                                 ---------------      ----------
         Total other income (expenses)                   (3,444)         (3,806)
                                                 ---------------      ----------
Net loss                                         $     (128,344)    $  (175,514)
                                                 ===============     ===========
Net loss per common share                        $         (.04)    $      (.06)
                                                  ==============     ===========

Weighted average common shares outstanding           3,233,625        3,035,086
                                                  =============       ==========


                 See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash and Cash Equivalents

                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     -----------------------------
                                                                                       2001              2000
                                                                                      ----------        ----------

Cash flows from operating activities

  Net loss                                                                        $      (128,344)   $    (175,514)
                                                                                  ---------------     -------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Unreimbursed expenses contributed to capital by shareholders                            -              1,584
      Stock issued for services                                                               -              3,000
      Depreciation and amortization                                                        16,993           14,104
      Increase in accounts receivable                                                      (3,868)           -
      Decrease in inventory                                                                 9,052            -
      Decrease (increase) in prepaid expenses                                               5,704          (35,108)
      Increase in deposits                                                                    -             (4,000)
      Decrease in accounts payable and accrued expenses                                   (21,080)         (16,658)
                                                                                  ---------------       -----------
           Total adjustments                                                                6,801          (37,078)
                                                                                  ---------------       -----------
        Net cash used in operating activities                                            (121,543)        (212,592)
                                                                                   ---------------      -----------
Cash flows from financing activities

  Increase in deferred offering costs                                                       -              (19,951)
  Proceeds from notes payable                                                              20,000            -
  Repayments of notes payable                                                             (16,135)        (465,000)
  Increase (decrease) in due to stockholders                                               45,985         (284,491)
  Proceeds from sale of stock                                                              75,000        1,325,899
  Capital contributed by stockholders                                                         -              2,075
                                                                                   ---------------    ------------
        Net cash provided by financing activities                                         124,850          558,532
                                                                                  ---------------      -----------
Net increase in cash and cash equivalents                                                   3,307          345,940
Cash and cash equivalents, beginning of period                                             11,539              448
                                                                                  ---------------       ----------
Cash and cash equivalents, end of period                                          $        14,846  $       346,388
Supplemental disclosures of cash flow information                                   =============    =============

  Cash paid during the period for interest                                        $         1,100  $         4,750

Supplemental disclosures of noncash investing and financing activities

    Issuance of common stock for repayment of debt                                          -               30,000
    Issuance of common stock in satisfaction of obligation                                  -              428,000
    Issuance of common stock for offering costs                                             7,500            -



                See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

The information presented herein as of March 31, 2001, and for the three-months ended March 31, 2001 and 2000, is unaudited.

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

Operating results for the three-months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

(2)    Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $128,344 during the three-months ended March 31, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $181,379. Those factors, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position.
Additionally, the Company continues to pursue relationships with strategic partners who can assist the Company with marketing, sales and financing issues. The ability of the Company to continue as going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3)   Commitments and Contingencies:

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

(4)    Net Loss Per Common Share:

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(5)   Segments:

The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments as of March 31, 2001 and 2000:

                                                     2001                                      2000
                                          --------------------------------------  ----------------------------------
                                             Paints                 Household          Paints         Household
                                                                    Products                          Products
                                          --------------      ----------------    ----------------    --------------

Total assets                           $        781,634     $          58,040      $     1,188,890     $      24,146
                                        ===============      ================       ==============      ============
Revenues                               $             -      $          22,046      $         2,485     $          -
                                        ===============      ================       ==============      ============
Net loss                               $       (128,083)    $            (261)     $      (168,130)    $      (7,384)
                                        ===============      ================       ==============      ============

(6)   Stock Transactions:

During March 2001, the Company sold 150,000 shares of restricted stock to an individual for $75,000. Related to this sale, the Company issued 15,000 shares of restricted stock valued at $7,500 as a finders fee to an investment company. 0,000. Since sales commenced, the Company sold 164,480 shares and raised $1,315,840. The offering closed.

Item 2. Managment Discussion and Analysis or Plan of Operation

OVERVIEW

     Since inception, R-Tec has been engaged in the acquisition and development of patented technology, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public ofering is for 1,250,000 shares of common stock to raise a maximum of $10,000,000. The Company sold 164,480 shares and raised $1,315,840.

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

     In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fuits and vegetables. We received minimal revenues from the sale of Ripefully Yours in the second quarter of this year. We anticipate that the majority of the Company's revenues will be from the sale of Ripefully Yours. We have also begun development of an anti-microbial filter.

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

None


Item 6. Exhibits and Reports on Form 8-K

                                     None.


                                    Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           R-Tec Technologies, Inc.


Dated: May 1, 2001         By:   /s/ Philip Lacqua
                            ------------------------
                            Philip Lacqua, President
                            Chief Executive Officer
                            Chief Financial Officer
                            Director