Form 10QSB
period 2001-06-30
R TEC TECHNOLOGIES INC
filed 2001-08-28
CIK 1077890

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended June 30, 2001

                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                                 (973) 252-5233
                           (Issuer's telephone number)

State the share outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                              Outstanding as of June 30, 2001
Common Stock                              3,501,279

Transitional Small business Disclosure Format (Check one): Yes [] No[x]

                                PART I

Item 1. FINANCIAL STATEMENTS












                       R-TEC TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEET
                              (Unaudited)


                                                         June 30, 2001

                               ASSETS

Current assets

Cash and cash equivalents                                $     13,768
Accounts receivable                                             2,648
Stockholder loan receivable                                    10,000
Prepaid expenses                                                3,824

       Total current assets                                    30,240

Equipment, net                                                 15,837

Other assets

Patent, net                                                   752,685
Deposits                                                        5,500

       Total other assets                                     758,185

Total Assets                                              $   804,262

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                     $    84,685
Notes payable                                                 240,985

       Total current liabilities                              325,670

Commitments and contingencies (Note 3)

Stockholders' equity
Common stock, par value $.00001 per share, 50,000,000
 shares authorized, 3,501,279 shares issued and outstanding        35
Additional paid-in capital                                  2,244,050
Accumulated deficit                                        (1,765,493)

     Total stockholders' equity                               478,592

Total Liabilities and Stockholders' Equity               $    804,262


              See accompanying notes to financial statements.

                          R-TEC TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                              Six Months Ended       Three Months Ended
                                    June 30,            June 30,
                              2001      2000            2001      2000

Revenue                      $  39,776  $  18,961   $  17,730    $  18,961

Cost of revenues                42,070     11,033      27,104       11,033

Gross profit (loss)             (2,294)     7,928      (9,374)       7,928

Selling, general and
 administrative expenses       293,670    345,661     161,691      173,953

Loss from operations          (295,965)  (337,733)   (171,065)    (166,025)

Other income (expenses)
 Other income                        -      5,171          -         2,686
 Interest expense               (9,519)    (7,035)     (6,075)        (744)

Total other income (expenses)   (9,519)    (1,864)     (6,075)       1,942

Net loss                     $(305,484) $(339,597)  $(177,140)  $ (164,083)

Net loss per common share    $    (.09) $    (.11)  $    (.05)  $     (.05)

Weighted average common
 shares outstanding          3,338,160  3,115,551   3,416,250    3,197,819




              See accompanying notes to financial statements.

                          R-TEC TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) In Cash and Cash Equivalents
                                 (Unaudited)
                                               Six Months Ended June 30,
                                                 2001            2000
Cash flows from operating activities

Net loss                                        $(305,484)      $(339,597)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Unreimbursed expenses contributed to capital
   by stockholders                                      -           1,584
  Stock issued for services                             -           3,000
  Salaries contributed by stockholders                  -          26,001
  Depreciation and amortization                    33,858          28,208
  Decrease (increase) in accounts receivable        3,728          (7,696)
  Decrease (increase) in inventory                 30,882         (56,865)
  Decrease (increase) in prepaid expenses           3,749          (9,509)
  Increase in other assets                              -          (4,000)
  Decrease (increase) in accounts payable and
   accrued expenses                                 9,287         (77,166)
           Total adjustments                       81,504         (96,443)
Net cash used in operating activities            (223,980)       (436,040)

Cash flows from investing activities
 Patent costs                                           -          (3,942)
 Purchase of equipment                                  -          (6,705)
Net cash used in investing activities                   -         (10,647)

Cash flows from financing activities
 Decrease in deferred offering costs                    -          25,526
 Proceeds from notes payable                      158,485               -
 Repayments of notes payable                      (43,500)       (465,000)
 Decrease in due to stockholders                  (10,000)       (252,416)
 Proceeds from sale of stock                      121,224       1,334,555
Net cash provided by financing activities         226,209         642,665
Net increase in cash and cash equivalents           2,229         195,978
Cash and cash equivalents, beginning of period     11,539             448
Cash and cash equivalents, end of period       $   13,768      $  196,426

Supplemental disclosures of cash flow information
 Cash paid during the period for interest $ 4,018 $ 4,750 Supplemental disclosures of noncash investing and financing activities
Issuance of common stock for repayment of debt          -          30,000
Issuance of common stock in satisfaction of
 obligation                                             -         428,000

Issuance of common stock for offering costs        7,500               -

                            R-TEC TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

The information presented herein as of June 30, 2001, and for the six and three months ended June 30, 2001 and 2000, is unaudited.

()     Basis of Presentation:     The accompanying financial statements of
R-Tec Technologies, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

()     Going Concern:
As shown in the accompanying financial statements, the Company incurred a net loss of $305,484 during the six months ended June 30, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $295,430. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, the Company continues to pursue relationships with strategic partners who can assist the Company with marketing, sales and financing issues. The ability of the Company to continue as going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

()     Commitments and Contingencies:
The Company is the defendant and plaintiff in a lawsuit with a vendor. The vendor alleges unpaid amounts due by the Company for services rendered. The Company has countersued for breech of contract and damages. The Company believes the vendor's suit is without merit and is vigorously defending its position, however there is no guarantee of a favorable outcome. The Company has not recorded any potential liability from this matter in the accompanying financial statements.

()     Net Loss Per Common Share:
Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

()     Segments:
The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments as of and for the six months ended June 30, 2001 and 2000:

                                          2001      2000
                                    Paints   Household    Paints  Household
                                              Products            Products

Total assets                      $ 768,348  $ 35,914   $1,024,066 $  71,473
Revenues                          $     450  $ 39,326   $     -    $  18,961
Loss from operations              $(281,588) $(14,377)  $ (312,977)$ (26,621)

()     Stock Transactions:
During March 2001, the Company sold 150,000 shares of restricted stock to an individual for $75,000. Related to this sale, the Company issued 15,000 shares of restricted stock valued at $7,500 as a finder's fee to an investment company.

The Company entered into an agreement to sell up to 1,750,000 restricted shares of common stock under Regulation S promulgated under the Securities Act of 1933, as amended, to persons located in Pacific Rim countries. The Company will receive 35% to 45% of the closing "asked" price as reported on the OTC Bulletin Board on the date each share is sold. During May and June 2001, the Company sold 127,544 shares of restricted stock for $46,225.

Item 2. Management Discussion and Analysis or Plan of Operation

OVERVIEW Since inception, R-Tec has been engaged in the acquisition and development of patented technology, arranging for potential suppliers and distribution channels and raising capital. From inception through December 31, 1999, the Company issued 2,916,666 shares of stock to its founders. The Company's registration statement was effective November 12, 1999, and sales commenced on January 7, 2000. R-Tec's initial public offering is for 1,250,000 shares of common stock to raise a maximum of $10,000,000. The Company sold 164,480 shares and raised $1,315,840.

The Company entered into an agreement to sell up to 1,750,000 restricted shares of common stock under Regulation S promulgated under the Securities Act of 1933, as amended, to persons located in Pacific Rim countries. The Company will receive 35% to 45% of the closing asked price as reported on the OTC Bulletin Board on the date each share is sold. During May and June 2001, the Company sold 127,544 shares of restricted stock for $46,225.
In order to achieve profitable operations, we will have to successfully manufacture, distribute and commercialize our initial products. We will also have to secure all intellectual property rights. For these reasons it is difficult for R-Tec to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.
PLAN OF OPERATION

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

In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fruits and vegetables. We received minimal revenues from the sale of Ripefully Yours in the second quarter of this year. We anticipate that the majority of the Company's revenues will be from the sale of Ripefully Yours. We continue to develop a anti-microbial filter and have filed for a patent on its chemical composition.

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

Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   R-TEC TECHNOLOGIES, INC.


Date: August 20, 2001
                                   By:/s/Philip Lacqua
                                       ------------------------
                                        Philip Lacqua, President