Form 10QSB
period 2001-09-30
R TEC TECHNOLOGIES INC
filed 2001-11-14
CIK 1077890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 333-72405

                            R-TEC TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            New Jersey                                    22-3615979
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                       37 Ironica Road, Flanders, NJ 07836
                    (Address of principal executive offices)

                                 (973) 252-5233
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

State the share outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                  Class                 Outstanding as of June 30, 2001
               Common Stock                        3,501,279

            Transmittal Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

PART I.

ITEM I. FINANCIAL STATEMENTS

                            R-TEC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   September 30,
                                                                        2001
                                                                   -------------
                                     ASSETS

Current assets
  Cash and cash equivalents                                         $     1,704
  Accounts receivable                                                     2,648
  Stockholder loan receivable                                            15,000
  Prepaid expenses                                                        1,591
                                                                    -----------
         Total current assets                                            20,943
                                                                    -----------

Equipment, net                                                           13,632
                                                                    -----------

Other assets
  Patent, net                                                           738,026
  Deposits                                                                5,500
                                                                    -----------
         Total other assets                                             743,526

                                                                    -----------
Total Assets                                                        $   778,101
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $   154,384
  Notes payable                                                         274,285
                                                                    -----------
         Total current liabilities                                      428,669
                                                                    -----------

Commitments and contingencies (Note 3)

Stockholders' equity
  Common stock, par value $.00001 per
    share, 50,000,000 shares authorized,
    3,501,279 shares issued and outstanding                                  35
  Additional paid-in capital                                          2,273,714
  Accumulated deficit                                                (1,924,317)
                                                                    -----------
         Total stockholders' equity                                     349,432

                                                                    -----------
Total Liabilities and Stockholders' Equity                          $   778,101
                                                                    ===========

                 See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Nine Months Ended                    Three Months Ended
                                                                       September 30,                         September 30,
                                                                  2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
Revenue                                                        $    39,848        $    57,476        $        72        $    38,515

Cost of revenues                                                    42,070             20,914               --                9,881
                                                               -----------        -----------        -----------        -----------

Gross profit (loss)                                                 (2,222)            36,562                 72             28,634

Selling, general and administrative expenses                       448,925            515,984            155,255            170,323
                                                               -----------        -----------        -----------        -----------

Loss from operations                                              (451,147)          (479,422)          (155,183)          (141,689)
                                                               -----------        -----------        -----------        -----------

Other income (expenses)
  Other income                                                        --               20,332               --               15,161
  Interest expense                                                 (13,161)            (7,779)            (3,642)              (744)
                                                               -----------        -----------        -----------        -----------
     Total other income (expenses)                                 (13,161)            12,553             (3,642)            14,417

Net loss                                                       $  (464,308)       $  (466,869)       $  (158,825)       $  (127,272)
                                                               ===========        ===========        ===========        ===========

Net loss per common share                                      $      (.14)       $      (.19)       $      (.05)       $      (.04)
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding                       3,341,250          2,502,876          3,419,340          3,198,360
                                                               ===========        ===========        ===========        ===========

                            R-TEC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) In Cash and Cash Equivalents
                                   (Unaudited)

                                                         Nine Months Ended
                                                   ----------------------------
                                                          September 30,
                                                      2001              2000
                                                   -----------      -----------
Cash flows from operating activities
  Net loss                                         $  (464,308)     $  (466,869)
                                                   -----------      -----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Unreimbursed expenses contributed
      to capital by stockholders                          --              1,584
    Stock issued for services                             --              3,000
    Salaries contributed by stockholders                  --             26,001
    Depreciation and amortization                       50,722           44,038
    Decrease (increase) in accounts
      receivable                                         3,728          (20,617)
    Decrease (increase) in inventory                    30,882          (53,005)
    Decrease (increase) in prepaid
      expenses                                           5,981          (12,083)
    Increase in other assets                              --             (3,500)
    Increase (decrease) in accounts
      payable and accrued expenses                      78,986         (110,649)
                                                   -----------      -----------
          Total adjustments                            170,299         (125,231)
                                                   -----------      -----------
      Net cash used in operating
        activities                                    (294,009)        (592,100)
                                                   -----------      -----------
Cash flows from investing activities
  Patent costs                                            --             (3,700)
  Purchase of equipment                                   --             (6,706)
                                                   -----------      -----------
      Net cash used in investing
        activities                                        --            (10,406)
                                                   -----------      -----------
Cash flows from financing activities
  Decrease in deferred offering costs                     --             25,526
  Proceeds from notes payable                          214,885             --
  Repayments of notes payable                          (66,600)        (465,000)
  Decrease in due to stockholders                      (15,000)        (252,416)
  Proceeds from sale of stock                          150,889        1,334,555
                                                   -----------      -----------
      Net cash provided by financing
        activities                                     284,174          642,665
                                                   -----------      -----------
Net decrease in cash and cash
  equivalents                                           (9,835)          40,159
Cash and cash equivalents, beginning
  of period                                             11,539              448
                                                   -----------      -----------
Cash and cash equivalents, end
  of period                                        $     1,704      $    40,607
                                                   ===========      ===========
Supplemental disclosures of cash
  flow information
  Cash paid during the period
    for interest                                   $      --        $     4,750
Supplemental disclosures of noncash
  investing and financing activities
  Issuance of common stock for
    repayment of debt                                     --             30,000
  Issuance of common stock in
    satisfaction of obligation                            --            428,000
  Issuance of common stock for
    offering costs                                        --               --

                 See accompanying notes to financial statements.

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

The information presented herein as of September 30, 2001, and for the nine and three months ended September 30, 2001 and 2000, is unaudited.

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

Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

(2) Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $464,308 during the nine months ended September 30, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $407,726. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, the Company continues to pursue relationships with strategic partners who can assist the Company with marketing, sales and financing issues. The ability of the Company to continue as going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) Commitments and Contingencies:

The Company is the defendant and plaintiff in a lawsuit with a vendor. The vendor alleges unpaid amounts due by the Company for services rendered. The Company has countersued for breach of contract and damages. The Company believes the vendor's suit is without merit and is vigorously defending its position, however there is no guarantee of a favorable outcome. The Company has not recorded any potential liability from this matter in the accompanying financial statements.

(4) Net Loss Per Common Share:

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

                            R-TEC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

(5) Segments:

The Company has two segments, gas-detecting paints and household products. The following reflects financial information about the segments as of and for the nine months ended September 30, 2001 and 2000:

                                        2001                     2000
                               ----------------------    ----------------------
                                 Paints     Household                 Household
                                 Paints      Products      Paints      Products
                               ---------    ---------    ---------    ---------
Total assets                   $ 750,651    $  19,450    $ 855,333    $  94,450
                               ---------    ---------    ---------    ---------
Revenues                       $     450    $  39,398    $    --      $  57,476
                               ---------    ---------    ---------    ---------
Loss from operations           $(444,491)   $ (19,817)   $(448,180)   $ (18,689)
                               ---------    ---------    ---------    ---------

(6) Stock Transactions:

During March 2001, the Company sold 150,000 shares of restricted stock to an individual for $75,000. Related to this sale, the Company issued 15,000 shares of restricted stock valued at $7,500 as a finder's fee to an investment company.

The Company entered into an agreement to sell up to 1,750,000 restricted shares of common stock under Regulation S promulgated under the Securities Act of 1933, as amended, to persons located in Pacific Rim countries. The Company will receive 35% to 45% of the closing "asked" price as reported on the OTC Bulletin Board on the date each share is sold. During May and June 2001, the Company sold 127,544 shares of restricted stock for $46,225. During September 2001, the Company sold 37,080 shares of restricted stock for $29,664.

Item 2. Management Discussion and Analysis of Financial Statements

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

The Company entered into an agreement to sell up to 1,750,000 restricted shares of common stock under Regulation S promulgated under the Securities Act of 1933, as amended, to persons located in Pacific Rim countries. The Company will receive 35% to 45% of the closing asked price as reported on the OTC Bulletin Board on the date each share is sold. During May and June 2001, the Company sold 127,544 shares of restricted stock for $46,225. During September 2001 the Company sold 37,080 shares of restricted stock for $29,664. In order to achieve profitable operations, we will have to successfully manufacture, distribute and commercialize our initial products. We will also have to secure all intellectual property rights. For these reasons it is difficult for R-Tec to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

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

In June, 2000, we began sales of our Ripefully Yours product, which delays the decay of refrigerated fruits and vegetables. We received minimal revenues from the sale of Ripefully Yours in the third quarter of this year. We anticipate that the majority of the Company's revenues will be from the sale of Ripefully
Yours. We continue to develop a anti-microbial filter and have filed for a patent on its chemical composition.

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

                                       R-TEC TECHNOLOGIES, INC.

Date: November 14, 2001                By: /s/ Philip Lacqua
                                           ------------------------
                                           Philip Lacqua, President